Form 10-K/A
period 1995-12-31
NYLIFE REALTY INCOME PARTNERS I L P
filed 1996-05-15
CIK 807626

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-K/A-1

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   DECEMBER 31, 1995              0-16859
  For the fiscal year      Commission file number
         ended

                            ------------------------

                     NYLIFE REALTY INCOME PARTNERS I, L.P.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                        13-3410538
        (State or other jurisdiction           (I.R.S. Employer
      of incorporation or organization)         Identification
                                                     No.)

51 MADISON AVENUE, SUITE 1710, NEW YORK, N.Y.        10010
  (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code (212) 576-7300

                            ------------------------

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in any amendment to this Form 10-K. Yes _X_ No ___

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth the selected financial information regarding the Partnership's financial position and operating results for the five years ended December 31, 1995. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Items 7 and 8 of this report, respectively.

                                              1995            1994            1993            1992            1991
                                         --------------  --------------  --------------  --------------  --------------
Total assets at December 31............  $   14,565,801  $   19,114,353  $   18,529,965  $   18,480,937  $   23,235,833
                                         --------------  --------------  --------------  --------------  --------------
                                         --------------  --------------  --------------  --------------  --------------
Equity in income (loss) from Joint
 Ventures (3)..........................  $      248,687  $      765,893  $      311,734  $   (4,686,456) $      626,000
                                         --------------  --------------  --------------  --------------  --------------
                                         --------------  --------------  --------------  --------------  --------------
Net income (loss) -- GAAP basis (2)....  $      157,197  $      615,369  $      158,466  $   (4,856,242) $      470,825
                                         --------------  --------------  --------------  --------------  --------------
                                         --------------  --------------  --------------  --------------  --------------
Net income (loss) -- Tax basis (2).....  $      486,336  $   (1,155,825) $      420,471  $      412,579  $      477,655
                                         --------------  --------------  --------------  --------------  --------------
                                         --------------  --------------  --------------  --------------  --------------
Net income (loss) allocated to
 partners:
To Limited Partners....................  $      155,625  $      609,215  $      156,881  $   (4,807,680) $      466,117
                                         --------------  --------------  --------------  --------------  --------------
                                         --------------  --------------  --------------  --------------  --------------
To General Partners....................  $        1,572  $        6,154  $        1,585  $      (48,562) $        4,708
                                         --------------  --------------  --------------  --------------  --------------
                                         --------------  --------------  --------------  --------------  --------------
Net income (loss) per Unit.............  $          .05  $          .21  $          .06  $        (1.70) $          .16
                                         --------------  --------------  --------------  --------------  --------------
                                         --------------  --------------  --------------  --------------  --------------
Cash generated from (used in)
 operations............................  $       71,646  $      700,795  $       58,242  $      (78,052) ` $      533,578
Cash distributions to Limited
 Partners..............................       4,581,098         141,697        --              --               779,333
Cash distributions to General
 Partners..............................          13,769           1,431        --              --                 7,872
                                         --------------  --------------  --------------  --------------  --------------
Total cash distributions (1)...........       4,594,867         143,128        --              --               787,205
                                         --------------  --------------  --------------  --------------  --------------
Cash generated from (used in)
 operations after distributions to
 Limited Partners (4)..................  $   (4,523,221) $      557,667  $       58,242  $      (78,052) $     (253,627)
                                         --------------  --------------  --------------  --------------  --------------
                                         --------------  --------------  --------------  --------------  --------------
Limited Partner cash distributions per
 Unit..................................  $         1.62  $          .05  $          .00  $          .00  $          .28
                                         --------------  --------------  --------------  --------------  --------------
                                         --------------  --------------  --------------  --------------  --------------
Number of Units outstanding at December
 31....................................     2,833,925.5     2,833,925.5     2,833,925.5     2,833,925.5     2,833,925.5
                                         --------------  --------------  --------------  --------------  --------------
                                         --------------  --------------  --------------  --------------  --------------

- ------------------------
(1) In 1991 the General Partners decided to suspend distributions throughout 1992 and 1993 as part of a long-term strategy to preserve the assets and maximize performance of the portfolio. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) The  differences between GAAP and Tax  basis net income (loss) are primarily
    the  result  of  different  methods   of  depreciation  and  rental   income
    recognition for financial reporting and tax reporting purposes.

(3) The 1992 Equity in loss from Joint Ventures resulted from a write-down of the carrying values of Parklane and NewMarket to their then current appraised values. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4) Cash generated from (used in) operations after distributions to Limited Partners does not include cash distributions from Joint Ventures in excess of earnings (return of capital) of $3,849,522, $802,507, $12,779, $373,732 and $302,816 for each of the five years in the period ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Partnership's cash and cash equivalents balance at December 31, 1995 of $688,977 includes $94,058 to pay accrued liabilities and cash generated from operations of the Joint Ventures and distributed to the Partnership.

    The Partnership derived approximately 80% of its income from its equity interests in the Joint Ventures. Accordingly, the Partnership's share of cash flow from the Joint Ventures depends on the performance of the Properties. Cash flow at the Joint Ventures is first to be used to fund tenant improvements, leasing commissions, and capital improvements, if any. Any remaining cash flow is then distributed to the Co-Venturers. The Partnership also received interest income on the balance in its restricted cash account and short-term investments.

    The Partnership's only operating costs were general and administrative expenses which include audit and tax return preparation fees, printing and postage costs for quarterly and annual reports, quarterly investor statement processing, investor K-1 processing, and reimbursements to the General Partners for reimbursable expenses incurred in accordance with the Partnership Agreement. General and administrative expenses totaled $155,770 in 1995. These expenses are not expected to fluctuate materially from year to year.

    The Co-Venturers had determined that it was necessary to replace the HVAC system at Cornell due to its insufficient capacity and outdated technology. Accordingly, Cornell's cash flow from operations was set aside to fund such improvement. The new system was installed and operational as of April 1995. The total cost of the new system was approximately $323,000, all of which was funded entirely from Cornell's cash flow from operations. Accordingly, Cornell has since resumed distributions to Co-Venturers.

    As   discussed  in  "Certain  Information   Concerning  the  Partnership  --
Properties," Lawrence Jewelry vacated Eden Woods on January 31, 1996. Accordingly, cash flow from operations at Eden Woods is being set aside to fund improvements and leasing commissions expected to be incurred in conjunction with leasing this space. Eden Woods will resume distributions to Co-Venturers after this space is leased and all applicable costs are funded.

    The Properties are expected to generate adequate cash flow to fund their own operations. During the year ended December 31, 1995, Cornell, Eden Woods, and NewMarket distributed approximately $281,000, $164,000, and $352,000 to the Partnership, respectively. Additionally, the Partnership received approximately $3,301,000 of its share of Parklane's net sales proceeds and cash reserve during the quarter ended March 31, 1995. As previously discussed, Parklane was sold on December 6, 1994.

    The Partnership expects sufficient cash flow to be generated from its Joint Venture investments to meet its current and future operating requirements. However, if the Partnership does not have sufficient funds to meet its future operating requirements, the General Partners, at their sole discretion, may borrow money on behalf of the Partnership from unaffiliated third parties subject to the terms of the Partnership Agreement. The Partnership may also use its restricted cash to meet future operating requirements. In such a circumstance, the Partnership would thereafter seek to replenish the balance in its restricted cash account.

    The Partnership has evaluated its cash needs and expects to make its next semi-annual distribution to investors as planned on May 15, 1996.

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

    The Partnership's net income for the year ended December 31, 1995 decreased by approximately $460,000 as compared to the prior year primarily as a result of a decrease in equity in income from

Joint Venture operations. Included in equity in income from Joint Venture operations for the year ended December 31, 1994 was approximately $361,000 of equity in income from Parklane, including approximately $177,000 representing the Partnership's share of the gain on the sale of Parklane on December 6, 1994. For a more detailed discussion of the operations of each Property, see "Investments in Joint Ventures -- 1995" below.

    Partially offsetting such decrease in equity in income from Joint Venture operations was an increase in interest income of approximately $48,000 for the year ended December 31, 1995 as compared to the prior year primarily due to interest earned on the Partnership's share of the Parklane cash reserve account and net sales proceeds from January 1, 1995 to February 15, 1995, when such cash was distributed to investors.

    In management's opinion, except for the proposed dissolution of the Partnership as more fully discussed in Note 10 of the Notes to Financial Statements, when adopted on January 1, 1996, Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" will not have a material adverse effect on the Partnership's financial position or results of operations. In the event of dispositon, the Partnership would record an adjustment to state its investments in real estate and Joint Ventures at their then fair market value. Subsequent increases and decreases in fair market value would be recorded currently in earnings under the liquidation method of accounting.

    The effects of inflation on the Partnership are immaterial.

    INVESTMENTS IN JOINT VENTURES -- 1995

    CORNELL PLAZA OFFICE BUILDING. Net operating income at Cornell decreased by approximately $13,000, or 2%, for the year ended December 31, 1995 as compared to the prior year. Occupancy was 97% as of December 31, 1995. Occupancy as of December 31, 1994 was 98%. Interest income at Cornell increased by approximately $5,000 for the year ended December 31, 1995 as compared to the prior year primarily due to interest earned on the funds set aside for the new HVAC system described below. Depreciation and amortization increased by approximately $96,000 for the year ended December 31, 1995 as compared to the prior year primarily due to depreciation charges related to such HVAC system.

    During 1995 one tenant, USA Mobile Communications, expanded its space by 3,119 sq. ft. This tenant executed a five year lease at $10.75 per sq. ft. for the first three years and $11.50 thereafter.

    Three tenants vacated the premises during 1995, however, the USA Mobile expansion absorbed most of such vacated space. Galbreath, Cornell's managing and leasing agent, and Orion International vacated the space which USA Mobile leased. Additionally, Talent Tree did not renew its lease of 1,325 sq. ft. Computer Associates will also be vacating its 9,000 sq. ft. before its lease expires in March 1997. This tenant has informed management that it will continue to make all payments in accordance with its lease. Additionally, Chrysler, a current Cornell tenant, has expressed interest in expanding into the Computer Associates space.

    A new HVAC system was installed at Cornell due to the insufficient capacity and outdated technology of the old system. Cornell's cash flow from operations had been set aside to fund such improvement and distributions to Co-Venturers were suspended at Cornell as of October 1994. The new system was installed and operational as of April 1995. The total cost of the new system was approximately $323,000, all of which was funded entirely from Cornell's cash flow from operations. Accordingly, Cornell has since resumed distributions to Co-Venturers.

    EDEN WOODS BUSINESS CENTER. Net operating income at Eden Woods decreased by approximately $138,000 for the year ended December 31, 1995 as compared to the prior year. Such decrease is primarily due to revenues recognized by the Property in 1994 representing the Sanborn early lease termination settlement. Eden Woods' occupancy increased from 98% at December 31, 1994 to 100% at December 31, 1995.

    Approximately 35,000 additional sq. ft. was leased at Eden Woods during 1995. Three new tenants were added during the year. Trisen Systems Inc. executed a 5 year lease for 10,132 sq. ft. vacated by Micro-Net in January, 1995 with a base rent of $4.18 per sq. ft. the first year and $5.66, $6.31, $6.94, and $8.45 per sq. ft. the second through fifth years, respectively. Office Products of Minnesota Inc. executed a 5 year lease for 20,086 sq. ft. formerly occupied by Sanborn, with a base rent of $7.06 the first three years and $7.42 thereafter. Wilson Learning Corp. signed a three year lease for 5,186 sq. ft. vacated by Trimar in January, 1995, with a base rent of $7.05.

    In addition to the new leases discussed above, one tenant, Netstar, expanded its space by 3,043 sq. ft.

    Lawrence Jewelry did not renew its lease for 42,500 sq. ft., which expired on December 31, 1995, but instead extended its lease for one month and vacated on January 31, 1996. One current tenant has agreed to expand into approximately half of the Lawrence Jewelry space.

    NEWMARKET SHOPPING CENTER. Net operating income at NewMarket increased by approximately $86,000 for the year ended December 31, 1995 as compared to the prior year partially as a result of a property tax refund of approximately $52,000 received during 1995 resulting from a successful certiorari of 1994's tax assessment. Also contributing to the increase in net operating income for 1995 is a decrease in repairs and maintenance expense of approximately $35,000 as compared to 1994. Minor parking lot and electrical repairs performed during 1994 comprise most of such difference. The occupancy rate decreased from 96% at December 31, 1994 to 93% at December 31, 1995.

    During 1995 two tenants did not renew their leases. Elbee Shoes vacated its 4,813 sq. ft. space. Additionally, Southwest Designs informed management of its intention to vacate the mall by January 31, 1996. The adjacent tenant, S & K Famous Brands, which currently leases 4,030 sq. ft., intends to expand into such vacated space.

    As previously reported, in 1994 Famous Footwear expanded its space and extended its lease. Their renovated space opened for business in June 1995.

    Leases aggregating approximately 23,000 sq. ft., or 13% of NewMarket's net rentable area, are due to expire during 1996. Included in such amount are three month-to-month tenants: We're For Kids, Family Theatre Playhouse, and Shoe Sensation, currently occupying 6,998 sq. ft., 8,000 sq. ft and 6,100 sq. ft., respectively.

    Management plans for 1996 include retention of tenants whose leases expire in 1996, including the month-to-month tenants discussed above, and attracting one or two new shops that may act as "mini-anchors," although there can be no assurances that management will be able to accomplish its plans.

1994 COMPARED TO 1993

    The increase in the Partnership's net income for the year ended December 31, 1994 from the year ended December 31, 1993 is primarily a result of an increase in equity in income from Joint Venture operations. Net operating income for each of the Joint Ventures increased by an aggregate 34% for the year ended December 31, 1994 over the corresponding period in 1993. See "Investments in Joint Ventures -- 1994" below for a more detailed discussion of the operations of each Property. In addition, general and administrative expenses decreased approximately $7,000 for the year ended December 31, 1994 as compared to the corresponding period in 1993, resulting from a reduction in printing and postage costs for the year ended December 31, 1994 as well as an over accrual of professional fees of approximately $18,000 for the year ended December 31, 1993. The Partnership had accrued for certain professional fees in 1993 that were subsequently paid for by the Joint Ventures. Accordingly, the Partnership reversed the accrual for those expenses in 1994.

    The effects of inflation on the Partnership were immaterial.

    INVESTMENTS IN JOINT VENTURES -- 1994

    CORNELL PLAZA OFFICE BUILDING. Net operating income at Cornell increased by approximately $170,000 for the year ended December 31, 1994 as compared to the year ended December 31, 1993. Occupancy increased from 92% at December 31, 1993 to 98% at December 31, 1994. Additionally, the Partnership received a real estate tax refund of approximately $84,000 resulting from a successful appeal of the 1991 and 1992 tax assessments.

    During 1994, an additional 5,458 sq. ft. of space was leased at Cornell. Two new tenants were added, while seven existing tenants expanded. JBA International and the Galbreath Company executed new leases aggregating 2,614 sq. ft. JBA International leased 1,614 sq. ft. for three years at $10.00 per sq. ft. Galbreath executed a month-to-month lease for 1,000 sq. ft. at $5.00 per sq. ft. Expansions took place during 1994 for Cincinnati Asset Management, Spencer and Spencer, Citizens Mortgage, USA Mobile Communications, Inacomp, Zaring Homes and Eaton ranging from 389 sq. ft. to 1,603 sq. ft. with average rental rates ranging from $9.00 per sq. ft. to $12.95 per sq. ft. In addition, Hitachi renewed its lease for 5,891 sq. ft. for four years at an average rental rate of $9.75 per sq. ft.

    As expected, Phoenix Mutual Insurance ("Phoenix Mutual") vacated 3,261 sq. ft. during 1994 as a result of the merger between Phoenix Mutual and Home Life Insurance.

    Besides the Galbreath month-to-month tenancy, the only lease expiring during 1995 was Talent Tree's for 1,325 sq. ft.

    As of December 31, 1994, the property was 98% occupied, and management was carefully evaluating any expansion requests in order to achieve maximum rents.

    As discussed above, a new HVAC system was installed at Cornell during 1995 due to the insufficient capacity and outdated technology of the old system. As of December 31, 1994, cash in the amount of $149,956 had been set aside for such expenditure.

    PARKLANE OFFICE BUILDING. On December 6, 1994, pursuant to a Purchase and Sale Agreement dated October 7, 1994, Joint Venture B sold Parklane, along with the underlying land and related improvements to Principal Mutual Life Insurance Company for $5,600,000 which represents approximately 127% of its appraised value of $4,400,000 as of November 30, 1993. It was determined that under current market conditions and considering the departure of South Central Bell, whose 69,302 sq. ft. occupancy comprises approximately 64% of Parklane's net rentable space, the sale of Parklane would provide more value than utilizing the cash reserve to re-tenant the building. At the time of the sale the cash reserve balance was $1,519,570. The Partnership distributed to investors its share of the net proceeds from the sale, along with its share of the cash reserve, on February 15, 1995.

    For the year ended December 31, 1994, Parklane had a decrease in net operating income of approximately $48,000 over the corresponding period in 1993 due to the reduction in rental income as a result of the sale of Parklane on December 6, 1994. The Joint Venture recognized a gain on the sale of Parklane of $294,687, based on the carrying value of the land, the building and the related improvements.

    In addition, Parklane had an increase in interest income of approximately $20,000 for the year ended December 31, 1994 as compared to the corresponding period in 1993, due to the growth of the cash reserve account throughout 1994. The cash reserve balance was $1,143,225 at December 31, 1993 and $1,519,570 at December 6, 1994, the date of the sale of Parklane described above.

    EDEN WOODS BUSINESS CENTER. Net operating income at Eden Woods increased by approximately $249,000 for the year ended December 31, 1994 as compared to the year ended December 31, 1993. Eden Woods' occupancy increased from 92% at December 31, 1993 to 98% at December 31, 1994. Additionally, a tax reassessment of Eden Woods resulted in a reduction of real estate taxes of approximately $85,000 for the year ended December 31, 1994 as compared to the year ended December 31, 1993.

    Approximately 11,000 additional sq. ft. was leased at Eden Woods during 1994. Five new tenants were added during the year. Proline Audio executed a five year lease for 4,103 sq. ft. at an average rental rate of $5.90 per sq. ft. A five year lease was executed with Heidelberg USA for 5,441 sq. ft. at an average rental rate of $6.55 per sq. ft. Original Marketing executed a five year lease for 2,519 sq. ft. at an average rental rate of $7.00 per sq. ft. Business Machine Sales executed a seven year lease for 7,162 sq. ft. at an average rental rate of $7.19 per sq. ft. Woodroast Systems Inc. executed a five year lease for 5,035 sq. ft. at an average rental rate of $6.24 per sq. ft.

    In addition, Datatrak (formerly Jobtrak) renewed the lease on its 8,123 sq. ft. for five years at an average rental rate of $6.47 per sq. ft. Edentec also elected to renew its lease for 15,388 sq. ft. for five years at an average rental rate of $7.17 per sq. ft.

    Fargo-Datamax and Datatrend vacated 12,197 sq. ft. and 4,103 sq. ft., respectively, during 1994. Trimar, which occupied 5,186 sq. ft., vacated in January 1995. This space was subsequently leased to Wilson Learning Corporation for three years at $7.05 per sq. ft.

    NEWMARKET SHOPPING CENTER. Net operating income at NewMarket increased by approximately $384,000 for the year ended December 31, 1994 as compared to the year ended December 31, 1993, as a result of the addition of CompUSA and Media Play in November 1993. Media Play and CompUSA comprised approximately 47% of total occupancy of NewMarket at December 31, 1994. During 1994, a full year of rental revenue was recognized from these tenants. The occupancy rate at December 31, 1994 and 1993 remained stable at 96%.

    Depreciation and amortization expense for the year ended December 31, 1994 increased by approximately $133,000 as compared to the year ended December 31, 1993 as a result of depreciation expense related to the improvements for the two anchor tenants.

    Approximately 5,000 additional sq. ft. was leased at NewMarket during 1994. Southwest Design executed a five year lease for 3,202 sq. ft. at an average rental rate of $8.50 per sq. ft. Candlesticks executed a five year lease for 1,843 sq. ft. at an average rental rate of $8.56 per sq. ft.

    Two tenants, Linens N Things and Mr. Bulky's, vacated NewMarket during 1994. Linens N Things had occupied 7,200 sq. ft. Mr. Bulky's exercised a termination option in its lease and vacated its 1,843 sq. ft. In accordance with such termination option agreement, NewMarket received approximately $10,000 for reimbursement of certain improvements and leasing commissions paid with regard to the Mr. Bulky's lease.

    Hit or Miss renewed its lease for 3,686 sq. ft. for five years at $11.00 per sq. ft. Dress Barn also renewed its lease for 7,427 sq. ft. for five years at $12.50 per sq. ft.

    Famous Footware expanded by 3,982 sq. ft. from 5,418 sq. ft. to 9,400 sq. ft. and extended its lease on the combined space for five years at $8.50 per sq. ft.

    As of December 31, 1994, leases aggregating approximately 40,275 sq. ft., or 23% of NewMarket's net rentable area, were due to expire during 1995. Included in the aforementioned are two month-to-month tenants: We're For Kids and Family Theatre Playhouse, who occupy 6,998 sq. ft. and 8,000 sq. ft., respectively. El-Bee Shoe Outlet and Shoe Sensation, occupying 4,813 sq. ft. and 6,100 sq. ft., respectively, which had leases expiring during the first quarter of 1995, renewed on a month-to-month basis.

    As of December 31, 1994, management was also negotiating lease renewals with three other tenants with large spaces expiring during 1995. These tenants: S&K Famous Brands, The Casual Male and Dress Barn occupied 4,030 sq. ft., 2,719 sq. ft. and 7,427 sq. ft. respectively, at December 31, 1994.

1993 COMPARED TO 1992

    The Partnership had net income of $158,466 for the year ended December 31, 1993 as compared to its net loss of $4,856,242 for the year ended December 31, 1992. The 1992 net loss resulted from the write-down of the carrying values of Parklane and NewMarket of $9,945,784 in the aggregate. The

Partnership's share of such write-downs totaled $5,085,409. The Partnership's 1992 net income, exclusive of the write-downs, was $416,467, representing $398,953 of operating income from Joint Ventures and $17,514 of interest income.

    The Partnership's 1993 equity in income from Joint Ventures (prior to the effect of the write-downs) declined by approximately 22% from 1992. Net operating income at Cornell and Parklane increased while Eden Woods and NewMarket experienced a decline. See Investments in Joint Ventures -- 1993 below for a more detailed discussion of the operations of each Property. In addition, the Partnership's general and administrative expenses decreased by approximately 7% as a result of a reduction in professional fees and printing and postage costs.

    The effects of inflation on the Partnership were immaterial.

    INVESTMENTS IN JOINT VENTURES -- 1993

    CORNELL PLAZA OFFICE BUILDING. Net operating income at Cornell increased during 1993 primarily as a result of an increase in occupancy at the Property and a decrease in real estate tax expense, the latter resulting from a reassessment of the Property value. Occupancy at Cornell increased to 92% from 82% in 1992.

    During 1993, an additional 9,821 sq. ft. of space was leased. Two new tenants were added, while three existing tenants expanded. Keane, Inc. signed a five year lease for 2,500 sq. ft. at $8.78 per sq. ft. Orion International Consulting signed a four year lease for 1,587 sq. ft. at an average $8.06 per sq. ft. RJR/Nabisco's Planters division renewed its lease and expanded by 608 sq. ft. Planters' new lease is for a three year term at $9.80 per sq. ft. Heublein expanded its office by 2,053 sq. ft. and executed a new five year lease at $8.94 per sq. ft. with annual increases equal to 50% of the change in the Consumers Price Index. Zaring Homes Inc. expanded by 2,985 sq. ft., agreeing to pay an average of $7.63 per sq. ft. for a 4.25 year term. Zaring Homes recently went public and is now Cornell's second-largest tenant, with 11,351 sq. ft. In addition, a renewal was effected with Southwestern Ohio Water Co. for 762 sq. ft.

    During 1993, Cornell offset some of the soft market conditions in the Cincinnati market primarily with internal growth from existing tenants and relatively few lease expirations. Although Cornell enjoyed a 92% occupancy rate at the end of 1993, management anticipated rental rates might need to be reduced in order to continue to compete effectively and thereby retain tenants and lease the remaining 6,717 vacant sq. ft.

    Cornell had increased depreciation/amortization expense for 1993 relating to the tenant improvement and leasing commissions incurred as a result of the aforementioned leasing activity.

    PARKLANE OFFICE BUILDING.   Net operating income  at Parklane increased  for
the year ended December 31, 1993, as a result of an increase in occupancy at the Property. Occupancy at Parklane increased from 87% to 96% during 1993.

    During 1993, two new leases were signed at Park Lane and one existing tenant expanded its space. Centex Real Estate Corp. signed a five year lease for 6,097 sq. ft. at an average rental rate of $11.59 per sq. ft. Wright & Company signed a three year lease for 1,230 sq. ft. at $12.76 per sq. ft. Tanya Tucker Inc. expanded by 1,178 sq. ft. and signed a new one year lease at $11.00 per sq. ft.

    During 1992, the carrying value of Parklane was written down to reflect its appraised value at that time. As a result, depreciation expense on the building decreased during 1993.

    EDEN WOODS BUSINESS CENTER. Net operating income at Eden Woods decreased during 1993. Although occupancy increased, rental rates were slightly lower and concessions were being offered. Occupancy at Eden Woods increased from 89% to 92% in 1993 as a result of a successful leasing program. In addition, Eden Woods experienced an increase in its 1993 real estate tax assessment.

    In January of 1993, a five year lease was executed with Seaberg Medical for 2,478 sq. ft. at $6.88 per sq. ft. for the first three years and $7.38 per sq. ft. for the remainder of the term. Costs associated with this lease include rent abatements of $7,814, leasing commissions of $5,774 and tenant improvements of $18,972.

    During June of 1993, a three year lease was executed with Netstar for 16,810 sq. ft. at $5.10 per sq. ft. for the first year, $5.70 per sq. ft. for the second year and $6.29 per sq. ft. for the third year. Costs associated with this lease include leasing commissions of $25,564 and tenant improvements of $30,875.

    EdenTec renewed its lease for a term of three years, to commence in February 1994, at $6.96 per sq. ft. for the first year and $7.27 per sq. ft. for the remainder of the term. Costs associated with this renewal include rent abatements of $17,850, leasing commissions of $18,559 and tenant improvements of $12,000.

    NEWMARKET SHOPPING CENTER. Net operating income at NewMarket decreased during 1993. Prior to the addition of two new anchor tenants in November 1993, occupancy at NewMarket had declined as several tenants vacated the Property. Upon the addition of the two anchor tenants, occupancy at NewMarket increased from 77% to 96% during 1993. Additionally, NewMarket received a real estate tax refund during 1993 of $97,439 resulting from a successful certiorari of 1991's tax assessment.

    As previously discussed, NewMarket added two anchor tenants during 1993. Both tenants opened for business in November 1993 and their presence increased traffic at the center.

    The total costs associated with the admission of the two new anchor tenants and the related reconfiguration of NewMarket totaled $2,610,758. As of December 31, 1993, $2,455,699 had been expended, of which, $396,161 was funded from property operations and $459,375 and $1,600,163 were contributed by the Partnership and the Co-Venturer, respectively. The Partnership and the Co-Venturer are required to make capital contributions in accordance with their respective ownership interests. As of December 31, 1993, the Partnership's required contribution was $969,836. Since the Partnership was unable to fund a portion of its required contribution, the Co-Venturer increased its contribution by the amount of the Partnership's shortfall in exchange for an increased ownership interest in the Joint Venture. In addition, the remaining contribution of $155,059 was funded by the Co-Venturer in January 1994.

    In addition to the new anchor tenants, two new small shops were added during 1993. Galleria Leather and Luggage signed a five year lease for 3,000 sq. ft. at an average rental rate of $5.80 per sq. ft. and Tuxedo Classics signed a five year lease for 1,500 sq. ft. at an average rental rate of $8.40 per sq. ft.

    Several tenants renewed and/or expanded in conjunction with the reconfiguration, including The Kitchen Place, BK Sports, The Cookie Store, The Raisin Rack, Backstage Studio, Fiesta Hair Salon, E.B. Brown Opticians and Art on the Block.

    During 1992, the carrying value of NewMarket was written down to reflect its appraised value at that time. As a result, depreciation expense on the building decreased during 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Appendix A to this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See Notes to Financial Statements on pages F-8 through F-15 and Notes to Combined Financial Statements of Joint Ventures on pages F-23 through F-28.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1.  FINANCIAL STATEMENTS:

    All financial statements required by Item 8 of Form 10-K are contained in Appendix A as indicated in Item 8.

    2.  FINANCIAL STATEMENT SCHEDULES:

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since either (1) the information required is disclosed in the financial statements and the notes thereto; (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.

    3.  EXHIBITS:

    NUMBER AND DESCRIPTION UNDER REGULATION S-K

    The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

    (3)  ARTICLES OF INCORPORATION AND BY-LAWS

3.1        Amended and Restated Agreement of Limited Partnership ("Partnership
           Agreement") of the Registrant, incorporated by reference to Exhibit A to the
           Prospectus of Registrant dated March 2, 1987 included in Registrant's
           Registration Statement on Form S-11 (Reg. No. 33-10725).*

    (10) MATERIAL CONTRACTS

10.1       Form of Partnership Agreement of NYLIFE Realty Partners I -- General
           Partnership A (also referred to as Joint Venture Agreement) between
           Registrant and the Co-Venturer incorporated by reference to Exhibit 10C to
           Registrant's Registration Statement on Form S-11 (Reg. No. 33-10725).*
10.2       Partnership Formation Agreement dated June 10, 1987 between Registrant, the
           NYLIFE General Partner and the Co-Venturer, incorporated by reference to
           Exhibit 10D to Registrant's annual report on Form 10-K for the year ended
           December 31, 1988.*
10.3       Agreement for Sale and Purchase of Real Property, Improvements to Realty and
           Personal Property dated January 19, 1988 by and between Cornell Plaza
           Partners and NYLIFE Realty Partners I -- General Partnership A, as amended, incorporated by reference to Exhibit 10E to Registrant's Registration
           Statement on Form S-11 (Reg. No. 33-10725).*
10.4       Agreement for Sale and Purchase of Real Property, Improvements to Realty and
           Personal Property dated April 18, 1988 by and between John Hancock Mutual
           Life Insurance Co. and NYLIFE Realty Partners I -- General Partnership B, as
           amended, incorporated by reference to Exhibit 10F to Registrant's
           Registration Statement on Form S-11 (Reg. No. 33-10725).*
10.5       Agreement for Sale and Purchase of Real Property, Improvements to Realty and
           Personal Property dated June 22, 1988 by and between The Oak Associates and
           NYLIFE Realty Partners I -- General Partnership C, as amended, incorporated by reference to Exhibit 10G to Registrant's Registration Statement on Form
           S-11 (Reg. No. 33-10725).*
10.6       Agreement for Sale and Purchase of Real Property, Improvements to Realty and
           Personal Property dated September 13, 1988 by and between NewMarket Columbus
           Venture and NYLIFE Realty Partners I -- General Partnership D, as amended, incorporated by reference to Exhibit 10I to Registrant's Registration
           Statement on Form S-11 (Reg. No. 33-10725).*

10.7       Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners
           I -- General Partnership A and Greystone Realty Corporation, incorporated by reference to Exhibit 10.10 to Registrant's annual report on Form 10-K for the years ended December 31, 1989, December 31, 1990 and December 31, 1991.*
10.8       Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners
           I -- General Partnership B and Greystone Realty Corporation, incorporated by reference to Exhibit 10.11 to Registrant's annual report on Form 10-K for the years ended December 31, 1990 and December 31, 1991.*
10.9       Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners
           I -- General Partnership C and Greystone Realty Corporation, incorporated by reference to Exhibit 10.12 to Registrant's annual report on Form 10-K for the years ended December 31, 1990 and December 31, 1991.*
10.10      Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners
           I -- General Partnership D and Greystone Realty Corporation, incorporated by reference to Exhibit 10.13 to Registrant's annual report on Form 10-K for the years ended December 31, 1990 and December 31, 1991.*
10.11      Letter Agreement dated December 18, 1992 by and between NYLIFE Realty
           Partners I -- General Partnership A and Greystone Realty Corporation,
           incorporated by reference to Exhibit 10.11 to Registrant's annual report on
           Form 10-K for the year ended December 31, 1992.*
10.12      Letter Agreement dated December 18,1992 by and between NYLIFE Realty
           Partners I -- General Partnership B and Greystone Realty Corporation,
           incorporated by reference to Exhibit 10.12 to Registrant's annual report on
           Form 10-K for the year ended December 31, 1992.*
10.13      Letter Agreement dated December 18, 1992 by and between NYLIFE Realty
           Partners I -- General Partnership C and Greystone Realty Corporation,
           incorporated by reference to Exhibit 10.13 to Registrant's annual report on
           Form 10-K for the year ended December 31, 1992.*
10.14      Letter Agreement dated December 18, 1992 by and between NYLIFE Realty
           Partners I -- General Partnership D and Greystone Realty Corporation,
           incorporated by reference to Exhibit 10.14 to Registrant's annual report on
           Form 10-K for the year ended December 31, 1992.*
10.15      Agreement for Purchase and Sale of Property (All Cash) dated October 7, 1994 by and between NYLIFE Realty Partners I -- General Partnership B by and
           through Greystone Realty Corporation, Principal Mutual Life Insurance
           Company and Chicago Title Insurance Company, incorporated by reference to
           Exhibit 2.1 to Registrant's current report on Form 8-K dated December 20,
           1994.*
27         Financial Data Schedule

- ------------------------
* Previously filed.

(B)  REPORTS ON FORM 8-K:

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NYLIFE Realty Income Partners I, L.P.

                                    By: NYLIFE Realty Inc.
                                       General Partner

May 13, 1996                              By:        /s/ KEVIN M. MICUCCI

                                             -----------------------------------
                                                          Kevin M. Micucci
                                                          President and
                                              Controller

                                    By: CNP Realty Investments Inc.
                                       General Partner

May 13, 1996                              By:        /s/ KEVIN M. MICUCCI

                                             -----------------------------------
                                                          Kevin M. Micucci
                                                          President and
                                              Controller

                                   APPENDIX A

                           ANNUAL REPORT ON FORM 10-K

                         ITEM 8, ITEM 14 (A)(1) AND (2)

                           FINANCIAL STATEMENTS AS OF

                           DECEMBER 31, 1995 AND 1994

                     NYLIFE REALTY INCOME PARTNERS I, L.P.

                                                                PRELIMINARY COPY

                     NYLIFE REALTY INCOME PARTNERS I, L.P.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                       PAGE NO.
                                                                                                     -------------
Report of Independent Public Accountants...........................................................       F-3

Balance Sheets as of December 31, 1995 and 1994....................................................       F-4

Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993......................       F-5

Statements of Changes in Partners' Capital for the Years Ended December 31, 1995, 1994 and 1993....       F-6

Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993......................       F-7

Notes to Financial Statements......................................................................   F-8 to F-15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of NYLIFE Realty Income Partners I, L.P.:

We have audited the accompanying balance sheets of NYLIFE Realty Income Partners I, L.P. (a Delaware limited partnership) (the "Partnership") as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As further discussed in Note 11, in connection with the proposed settlement of litigation involving NYLIFE Realty Inc., a co-general partner of the Partnership, the general partners will solicit consents of the limited partners for the dissolution of the Partnership. The financial statements do not include any adjustments that might result should the limited partners consent to liquidate the Partnership.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/  Arthur Andersen LLP
ARTHUR ANDERSEN LLP
New York, New York
March 22, 1996

                     NYLIFE REALTY INCOME PARTNERS I, L.P.
                            (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1994

ASSETS                                                                1995         1994
                                                                   -----------  -----------
Cash and cash equivalents........................................  $   688,977  $ 1,362,676
Restricted cash..................................................      283,392      283,392
Investments in real estate Joint Ventures........................   13,590,960   17,440,482
Other assets -- net..............................................        2,472       27,803
                                                                   -----------  -----------
      Total assets...............................................  $14,565,801  $19,114,353
                                                                   -----------  -----------
                                                                   -----------  -----------

LIABILITIES AND PARTNERS' CAPITAL
Due to affiliates................................................  $   --       $   100,000
Accrued liabilities..............................................       94,058      104,940
                                                                   -----------  -----------
      Total liabilities..........................................       94,058      204,940
                                                                   -----------  -----------
Partners' capital
  General Partners:
    Capital contributions........................................        2,000        2,000
    Accumulated deficit..........................................       (9,103)     (10,675)
    Cumulative distributions.....................................      (66,470)     (52,701)
                                                                   -----------  -----------
                                                                       (73,573)     (61,376)
                                                                   -----------  -----------
  Limited Partners:
    Capital contributions net of public offering expenses........   25,032,724   25,032,724
    Accumulated deficit..........................................     (901,371)  (1,056,996)
    Cumulative distributions.....................................   (9,586,037)  (5,004,939)
                                                                   -----------  -----------
                                                                    14,545,316   18,970,789
                                                                   -----------  -----------
      Total partners' capital....................................   14,471,743   18,909,413
                                                                   -----------  -----------
      Total liabilities and partners' capital....................  $14,565,801  $19,114,353
                                                                   -----------  -----------
                                                                   -----------  -----------

               The accompanying Notes to Financial Statements are
                     an integral part of these statements.

                     NYLIFE REALTY INCOME PARTNERS I, L.P.
                            (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                         1995           1994           1993
                                                                     -------------  -------------  -------------
INCOME
Equity in income from Joint Venture operations.....................  $     248,687  $     765,893  $     311,734
Interest...........................................................         64,280         16,444         20,332
                                                                     -------------  -------------  -------------
    Total income...................................................        312,967        782,337        332,066
                                                                     -------------  -------------  -------------
EXPENSES
General and administrative.........................................         55,770         66,968         73,600
General and administrative -- related party........................        100,000        100,000        100,000
                                                                     -------------  -------------  -------------
    Total expenses.................................................        155,770        166,968        173,600
                                                                     -------------  -------------  -------------
      Net income...................................................  $     157,197  $     615,369  $     158,466
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------
NET INCOME ALLOCATED
General Partners...................................................  $       1,572  $       6,154  $       1,585
Limited Partners...................................................        155,625        609,215        156,881
                                                                     -------------  -------------  -------------
                                                                     $     157,197  $     615,369  $     158,466
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------
Net income per Unit................................................  $         .05  $         .21  $         .06
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------
Number of Units....................................................    2,833,925.5    2,833,925.5    2,833,925.5
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------

               The accompanying Notes to Financial Statements are
                     an integral part of these statements.

                     NYLIFE REALTY INCOME PARTNERS I, L.P.
                            (A LIMITED PARTNERSHIP)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                                                      TOTAL
                                                                         LIMITED       GENERAL      PARTNERS'
                                                                         PARTNERS      PARTNERS      CAPITAL
                                                                      --------------  ----------  --------------
Capital (deficit) at January 1, 1993................................  $   18,346,390  $  (67,684) $   18,278,706
Net income..........................................................         156,881       1,585         158,466
                                                                      --------------  ----------  --------------
Capital (deficit) at December 31, 1993..............................      18,503,271     (66,099)     18,437,172
Net income..........................................................         609,215       6,154         615,369
Distributions to partners...........................................        (141,697)     (1,431)       (143,128)
                                                                      --------------  ----------  --------------
Capital (deficit) at December 31, 1994..............................      18,970,789     (61,376)     18,909,413
Net income..........................................................         155,625       1,572         157,197
Distributions to partners...........................................      (4,581,098)    (13,769)     (4,594,867)
                                                                      --------------  ----------  --------------
Capital (deficit) at December 31, 1995..............................  $   14,545,316  $  (73,573) $   14,471,743
                                                                      --------------  ----------  --------------
                                                                      --------------  ----------  --------------

               The accompanying Notes to Financial Statements are
                     an integral part of these statements.

                     NYLIFE REALTY INCOME PARTNERS I, L.P.
                            (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                            1995           1994           1993
                                                                       --------------  -------------  ------------
Cash flows from operating activities:
Net income...........................................................  $      157,197  $     615,369  $    158,466
                                                                       --------------  -------------  ------------
Adjustments to reconcile net income to net cash provided by operating activities:
  Equity in income from joint venture operations.....................        (248,687)      (765,893)     (311,734)
  Cash distributions from joint venture operations...................         248,687        765,893       311,734
Changes in assets and liabilities:
  (Increase) decrease in restricted cash.............................        --             (250,000)      250,000
  Decrease (increase) in other assets................................          25,331        (26,721)        9,214
  (Decrease) increase in due to affiliates...........................        (100,000)       100,000       --
  (Decrease) increase in accrued liabilities.........................         (10,882)        12,147      (109,438)
                                                                       --------------  -------------  ------------
    Total adjustments................................................         (85,551)      (164,574)      149,770
                                                                       --------------  -------------  ------------
    Net cash provided by operating activities........................          71,646        450,795       308,242
                                                                       --------------  -------------  ------------
Cash flows from investing activities:
  Cash distributions from Joint Venturers in excess of earnings
   (return of capital)...............................................       3,849,522        802,507        12,779
  Investments in real estate Joint Ventures..........................        --             --            (459,375)
                                                                       --------------  -------------  ------------
    Net cash provided by (used in) investing activities..............       3,849,522        802,507      (446,596)
                                                                       --------------  -------------  ------------
Cash flows from financing activities:
  Distributions to partners..........................................      (4,594,867)      (143,128)      --
                                                                       --------------  -------------  ------------
Net (decrease) increase in cash and cash equivalents.................        (673,699)     1,110,174      (138,354)
Cash and cash equivalents at beginning of year.......................       1,362,676        252,507       390,856
                                                                       --------------  -------------  ------------
Cash and cash equivalents at end of year.............................  $      688,977  $   1,362,676  $    252,507
                                                                       --------------  -------------  ------------
                                                                       --------------  -------------  ------------

               The accompanying Notes to Financial Statements are
                     an integral part of these statements.

                     NYLIFE REALTY INCOME PARTNERS I, L.P.
                            (A LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994

NOTE 1 -- ORGANIZATION
    NYLIFE Realty Income Partners I, L.P. (the "Partnership") is a Delaware limited partnership formed on November 14, 1986. Its co-general partners are NYLIFE Realty Inc. ("Realty") and CNP Realty Investments, Inc. ("CNP"), (collectively, the "General Partners"). The Partnership was formed to enter into a series of joint ventures (individually, a "Joint Venture", collectively, the "Joint Ventures") with New York Life Insurance Company (the "Co-Venturer"), an affiliate of Realty. Each Joint Venture acquired (on an unleveraged basis), operates, holds for investment, and will ultimately sell, existing, income producing, commercial properties (individually, a "Property", collectively, the "Properties").

    The Partnership is the managing partner of each Joint Venture, responsible for management of the day-to-day operations and implementing the joint decisions of the Joint Venture's partners.

    The Partnership will continue until December 31, 2036, unless terminated sooner in accordance with the terms of the partnership agreement (the "Partnership Agreement") (see Note 11). The Partnership did not commence active operations until March 1987. The offering of units was terminated by the General Partners on June 30, 1989.

    Capitalized terms used in these Notes to Financial Statements, unless otherwise defined herein, shall have the meanings set forth in Section 2 of the Partnership Agreement.

NOTE 2 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF REPORTING

    The accompanying financial statements are prepared under generally accepted accounting principles using the accrual basis of accounting. Accordingly, revenues are recognized as earned and expenses are recognized as incurred.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    Highly liquid debt instruments (primarily consisting of commercial paper) purchased with a maturity of three months or less are considered cash equivalents.

    RESTRICTED CASH

    Restricted  cash  represents  amounts  required   to  be  retained  in   the
Partnership which may be used to fund future operating requirements pursuant to the Partnership Agreement.

    INVESTMENTS IN REAL ESTATE JOINT VENTURES

    The Partnership accounts for its investments in real estate joint ventures using the equity method of accounting. Equity in income (loss) from Joint Venture operations is recognized as earned and cash distributions received are accounted for as a reduction of the related investment (see Note 4).

    The Partnership's investments in real estate joint ventures are carried at the lower of equity method carrying amount or estimated net realizable value. The Partnership periodically reviews its investments for declines in net realizable values, to amounts below recorded balances based upon its

                     NYLIFE REALTY INCOME PARTNERS I, L.P.
                            (A LIMITED PARTNERSHIP)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1995 AND 1994

NOTE 2 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (CONTINUED)
present investment strategies. Future changes in such investment strategies and other circumstances may effect estimates of net realizable values and therefore the carrying amount of investments (see Note 10).

    INCOME TAXES

    No provision for income taxes has been made in the financial statements since these taxes are the responsibility of the individual partners rather than the Partnership.

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 3 -- THE PARTNERSHIP AGREEMENT
    The Partnership Agreement, dated June 10, 1987, provides that net cash from operations, as defined, for each fiscal year will be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partners until each Limited Partner has received a 6% annual return. Any remaining net cash from operations will first be distributed to the General Partners until the General Partners have received an additional 9% of the aggregate net cash from operations distributed to all partners. Thereafter, net cash from operations will be distributed 99% to the Limited Partners and 1% to the General Partners.

    Net proceeds from sales of Properties shall be distributed first, 100% to the Limited Partners until each Limited Partner has received an amount equal to his capital contribution; second, 100% to the Limited Partners until each Limited Partner has received aggregate distributions from all sources (other than the proceeds previously referred to) equal to a 6% cumulative return;
third, after payment of the subordinated disposition fee to the General Partners, if any, 100% to the Limited Partners until each Limited Partner has received aggregate distributions from all sources (other than the proceeds first mentioned) equal to a 10% cumulative return; and fourth, any remaining proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners.

NOTE 4 -- INVESTMENT IN REAL ESTATE JOINT VENTURES
    Since inception, the Partnership and Co-Venturer have acquired four commercial properties, Cornell Plaza Office Building ("Cornell"), Parklane Office Building ("Parklane"), Eden Woods Business Center ("Eden Woods") and NewMarket Shopping Center ("NewMarket") through investments in Joint Ventures ("Joint Ventures A, B, C and D" respectively) as follows:

                                                                                           PARTNERSHIP INTEREST
                                                                 DATE                               AT
  JOINT                                            RENTABLE   ACQUIRED BY                  --------------------
 VENTURE    PROPERTY NAME         LOCATION          SQ. FT.   PARTNERSHIP  PURCHASE PRICE  12/31/95   12/31/94
- ---------  ---------------  ---------------------  ---------  -----------  --------------  ---------  ---------
    A      Cornell          Blue Ash, OH              85,625    3/30/88    $    9,550,000  60%        60%

  (1)B     Parklane         Brentwood, TN            107,523    6/29/88    $    9,600,000  60%        60%

    C      Eden Woods       Eden Prairie, MN         165,866    8/23/88    $   10,900,000  47.06%     47.06%

    D      NewMarket        Columbus, OH             172,833   12/22/88    $   15,500,000  43.82%     43.82%

- ------------------------
(1) As discussed below, Parklane was sold on December 6, 1994.

                     NYLIFE REALTY INCOME PARTNERS I, L.P.
                            (A LIMITED PARTNERSHIP)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1995 AND 1994

NOTE 4 -- INVESTMENT IN REAL ESTATE JOINT VENTURES (CONTINUED)
    MINIMUM RENT PAYMENTS

    Future minimum rental income to be received from non-cancelable operating leases as of December 31, 1995 for the Joint Ventures are as follows:

1996..........................................  $ 2,594,600
1997..........................................    2,380,277
1998..........................................    2,082,463
1999..........................................    1,721,142
2000..........................................    1,159,530
Thereafter....................................    3,001,737
                                                -----------
                                                $12,939,749
                                                -----------
                                                -----------

    Base rent in 1995, 1994 and  1993 was $2,703,146, $3,875,542 and  $3,492,005
excluding escalations, respectively.

    Generally, lease terms are for 3 to 5 years and allow for increases in certain property operating expenses to be passed through to the tenants.

    JOINT VENTURE A -- CORNELL

    During the years ended December 31, 1995 and 1994, various leasing and capital improvement costs were incurred as follows:

                                                                         1995         1994
                                                                      -----------  -----------
Tenant improvements.................................................  $    21,663  $   274,378
                                                                      -----------  -----------
                                                                      -----------  -----------
Building improvements...............................................  $   314,554  $    21,024
                                                                      -----------  -----------
                                                                      -----------  -----------
Leasing commissions.................................................  $    16,882  $    69,172
                                                                      -----------  -----------
                                                                      -----------  -----------
Rent concessions....................................................  $    12,655  $     1,400
                                                                      -----------  -----------
                                                                      -----------  -----------

    During 1995 and 1994, the Partnership received distributions from Cornell of $280,761 and $179,043, respectively.

    JOINT VENTURE B -- PARKLANE

    On December 6, 1994 pursuant to a Purchase and Sale Agreement dated October 7, 1994, Joint Venture B sold Parklane, along with the underlying land and related improvements, to Principal Mutual Life Insurance Company for $5,600,000 which represents approximately 127% of its appraised value of $4,400,000 at November 30, 1993. It was determined that under current market conditions and considering the departure of South Central Bell, whose 69,302 sq. ft. occupancy comprises approximately 64% of Parklane's net rentable space, the sale of Parklane would provide more value than utilizing the cash reserve to re-tenant the building. At the time of the sale the cash reserve balance was $1,519,570. During 1995 and 1994, the Partnership received distributions from Parklane of $3,301,334 and $915,124, respectively. The Partnership distributed to investors its share of the net proceeds from the sale, along with its share of the cash reserve, in accordance with the provisions of the Partnership Agreement on February 15, 1995.

                     NYLIFE REALTY INCOME PARTNERS I, L.P.
                            (A LIMITED PARTNERSHIP)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1995 AND 1994

NOTE 4 -- INVESTMENT IN REAL ESTATE JOINT VENTURES (CONTINUED)
    JOINT VENTURE C -- EDEN WOODS

    During the years ended December 31, 1995 and 1994, various leasing costs were incurred as follows:

                                                                         1995         1994
                                                                      -----------  -----------
Tenant improvements.................................................  $   213,655  $   273,914
                                                                      -----------  -----------
                                                                      -----------  -----------
Leasing commissions.................................................  $   122,270  $    76,809
                                                                      -----------  -----------
                                                                      -----------  -----------
Rent concessions....................................................  $    59,060  $    51,951
                                                                      -----------  -----------
                                                                      -----------  -----------

    During 1995 and 1994, the Partnership received distributions from Eden Woods of $163,970 and $211,193, respectively.

    JOINT VENTURE D -- NEWMARKET

    During 1993, substantial structural improvements were made at NewMarket to accommodate leases with CompUSA to anchor the south end of the center and Media Play to anchor the north end. Such improvements were funded by cash flow from operations as well as capital contributions by the Partnership and Co-Venturer during 1993 and 1994. Since the Partnership was unable to fund a portion of its required contribution in 1994, the Co-Venturer increased its contribution by the amount of the Partnership's shortfall in exchange for an increased ownership interest in the Joint Venture. During 1994, the Co-Venturer contributed $155,059 of additional capital and during 1993, the Partnership and the Co-Venturer contributed $459,375 and $1,600,163, of additional capital, respectively.

    During the years ended December 31, 1995 and 1994 various leasing and capital improvement costs were incurred as follows:

                                                                           1995        1994
                                                                         ---------  -----------
Tenant improvements....................................................  $   4,500  $   115,448
                                                                         ---------  -----------
                                                                         ---------  -----------
Building improvements..................................................  $   2,521  $    85,632
                                                                         ---------  -----------
                                                                         ---------  -----------
Leasing commissions....................................................  $  --      $    36,178
                                                                         ---------  -----------
                                                                         ---------  -----------
Rent concessions.......................................................  $   2,454  $    10,487
                                                                         ---------  -----------
                                                                         ---------  -----------

    During 1995 and 1994, the Partnership received distributions from NewMarket of $352,144 and $263,040, respectively.

    The terms of the Partnership Agreement, dated June 10, 1987, provide that all Joint Venture income, losses and distributions, generally, will be apportioned pro- rata among the Partnership and the Co-Venturer in proportion to their respective contributions (exclusive of the Partnership's contribution for Acquisition Fees).

                     NYLIFE REALTY INCOME PARTNERS I, L.P.
                            (A LIMITED PARTNERSHIP)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1995 AND 1994

NOTE 4 -- INVESTMENT IN REAL ESTATE JOINT VENTURES (CONTINUED)
    A summary of the condensed combined financial information of the Joint Ventures and the appraised values of the Properties as of December 31, 1995 and 1994 is presented below:

                                                               1995                                    1994
                                 ----------------------------------------------------------------  ------------
                                                                                       COMBINED      COMBINED
                                   CORNELL     PARKLANE    EDEN WOODS    NEWMARKET      TOTAL         TOTAL
                                 -----------  -----------  -----------  -----------  ------------  ------------
APPRAISED VALUES OF
 PROPERTIES....................  $ 7,200,000      --       $ 9,200,000  $ 8,000,000  $ 24,400,000  $ 21,800,000
                                 -----------  -----------  -----------  -----------  ------------  ------------
                                 -----------  -----------  -----------  -----------  ------------  ------------
BALANCE SHEETS
Land...........................  $ 1,128,832      --       $ 1,765,928  $ 1,773,046  $  4,667,806  $  4,667,806
Building and improvements......    9,840,813      --        10,382,181    9,667,612    29,890,606    29,333,712
Accumulated depreciation.......   (3,202,942)     --        (2,802,780)  (2,903,364)   (8,909,086)   (7,440,878)
Other assets...................      500,368      --           750,316      651,961     1,902,645     7,596,351
Accrued liabilities............     (176,651)     --          (125,209)    (251,255)     (553,115)     (690,317)
Co-Venturer's equity...........   (3,185,096)     --        (5,312,239)  (5,505,369)  (14,002,704)  (16,646,395)
                                 -----------  -----------  -----------  -----------  ------------  ------------
Partnership's equity in Joint
 Ventures......................  $ 4,905,324      --       $ 4,658,197  $ 3,432,631  $ 12,996,152  $ 16,820,279
                                 -----------  -----------  -----------  -----------  ------------  ------------
                                 -----------  -----------  -----------  -----------  ------------  ------------
Represented by:
Partnership's equity in Joint
 Ventures at January 1.........  $ 5,106,600  $ 3,300,349  $ 4,920,342  $ 4,113,191  $ 17,440,482  $ 18,242,989
  Joint Venture income.........       79,485          985       47,860      145,754       274,084       765,893
  Cash distributions...........     (280,761)  (3,301,334)    (163,970)    (352,144)   (4,098,209)   (1,568,400)
                                 -----------  -----------  -----------  -----------  ------------  ------------
Net equity investment..........    4,905,324      --         4,804,232    3,906,801    13,616,357    17,440,482
Interest.......................      --           --           (72,377)    (300,910)     (373,287)     (373,287)
Acquisition fees...............      --           --           (73,656)    (173,260)     (246,916)     (246,916)
Amortization of interest and
 acquisition fees..............      --           --             6,043       19,354        25,397       --
                                 -----------  -----------  -----------  -----------  ------------  ------------
Partnership's equity in Joint
 Ventures at December 31.......  $ 4,905,324      --       $ 4,664,242  $ 3,451,985  $ 13,021,551  $ 16,820,279
                                 -----------  -----------  -----------  -----------  ------------  ------------
                                 -----------  -----------  -----------  -----------  ------------  ------------

    The following is a summary of the condensed combined operations of the Joint Ventures for the years ended December 31, 1995, 1994 and 1993:

                                                       1995                                 1994         1993
                            -----------------------------------------------------------  -----------  -----------
                                                      EDEN                   COMBINED     COMBINED     COMBINED
OPERATIONS                   CORNELL    PARKLANE      WOODS     NEWMARKET      TOTAL        TOTAL        TOTAL
- --------------------------  ---------  -----------  ---------  -----------  -----------  -----------  -----------
Net operating income......  $ 121,882   $    (673)  $  93,754   $ 323,504   $   538,467  $ 1,051,960  $   499,690
Interest income...........     10,593       2,314       7,945       9,115        29,967       67,190       39,011
Gain on sale of Property
 (1)......................     --          --          --          --           --           294,687      --
                            ---------  -----------  ---------  -----------  -----------  -----------  -----------
Net income................  $ 132,475   $   1,641   $ 101,699   $ 332,619   $   568,434  $ 1,413,837  $   538,701
                            ---------  -----------  ---------  -----------  -----------  -----------  -----------
                            ---------  -----------  ---------  -----------  -----------  -----------  -----------
Net income allocated:
To Co-Venturer............  $  52,990   $     656   $  53,839   $ 186,865   $   294,350  $   647,944  $   226,967
To Partnership............     79,485         985      47,860     145,754       274,084      765,893      311,734
                            ---------  -----------  ---------  -----------  -----------  -----------  -----------
                            $ 132,475   $   1,641   $ 101,699   $ 332,619   $   568,434  $ 1,413,837  $   538,701
                            ---------  -----------  ---------  -----------  -----------  -----------  -----------
                            ---------  -----------  ---------  -----------  -----------  -----------  -----------

- ------------------------------
(1)  As discussed above, Parklane was sold on December 6, 1994.

NOTE 5 -- MANAGEMENT OF REAL ESTATE JOINT VENTURES
    In order to provide quality asset management consistent with the goals and objectives of the Partnership, the three remaining Joint Ventures contracted with Greystone Realty Corporation

                     NYLIFE REALTY INCOME PARTNERS I, L.P.
                            (A LIMITED PARTNERSHIP)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1995 AND 1994

NOTE 5 -- MANAGEMENT OF REAL ESTATE JOINT VENTURES (CONTINUED)
("Greystone"), an affiliate of the Co-Venturer and the General Partners, to provide property management services for the Joint Ventures. Greystone has been managing the Joint Ventures since July 1, 1989. Greystone has contracted with local property managers and leasing agents separately in accordance with the terms and conditions approved by the management of each Joint Venture.

NOTE 6 -- TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES
    The following is a summary of the amounts earned by the General Partners and their affiliates for the years ended December 31, 1995, 1994 and 1993, as defined in the Partnership Agreement:

                                                            1995         1994         1993
                                                         -----------  -----------  -----------
Property management fees (1)...........................  $   138,660  $   171,972  $   175,000
Reimbursement of general and administrative expenses
 paid by the General Partner...........................      100,000      100,000      100,000
                                                         -----------  -----------  -----------
                                                         $   238,660  $   271,972  $   275,000
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

    The above amounts are allocable to the General Partners and their affiliates as follows:

                                                            1995         1994         1993
                                                         -----------  -----------  -----------
NYLIFE Realty Inc......................................  $   100,000  $   100,000  $   100,000
Greystone Realty Corporation...........................      138,660      171,972      175,000
                                                         -----------  -----------  -----------
                                                         $   238,660  $   271,972  $   275,000
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

- ------------------------
(1) Costs associated with property management fees are borne by the Joint Ventures.

NOTE 7 -- CAPITAL CONTRIBUTIONS AND ALLOCATION OF NET INCOME TO LIMITED PARTNERS As of December 31, 1995 and 1994, the Partnership had issued 2,833,925.5
Units in exchange for an aggregate of $28,339,255 in Limited Partner capital contributions. Net income or loss and cash distributions from operations for any fiscal year shall be allocated 99% to the Limited Partners and 1% to the General Partners.

NOTE 8 -- RECONCILIATION OF NET INCOME TO TAXABLE INCOME
    The following table reconciles net income for financial reporting purposes to taxable income (loss) for Federal income tax reporting purposes for the years ended 1995, 1994 and 1993. The differences are due primarily to i) differences between the tax and financial statement basis of buildings and improvements, (creating a loss on the sale of Parklane for tax reporting purposes and a gain for financial reporting purposes in 1994), ii) depreciating real estate on a straight-line basis for financial

                     NYLIFE REALTY INCOME PARTNERS I, L.P.
                            (A LIMITED PARTNERSHIP)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1995 AND 1994

NOTE 8 -- RECONCILIATION OF NET INCOME TO TAXABLE INCOME (CONTINUED) reporting purposes while using accelerated methods for tax reporting purposes and iii) recognition of rental income on a straight-line basis for financial reporting purposes and based upon the contractual minimum rental payments for tax reporting purposes.

                                                              1995           1994          1993
                                                           -----------  --------------  -----------
Net income for financial reporting purposes..............  $   157,197  $      615,369  $   158,466
Difference between tax and financial statement
 depreciation............................................      264,490         189,828      180,537
Adjustment for straight-line rent........................       39,252          14,382       79,292
Adjustment for bad debt reserve..........................      --              (18,150)       2,176
Difference between tax loss and financial statement gain
 on the sale of Parklane.................................      --           (1,957,254)     --
Difference between tax and financial statement
 amortization............................................       25,397        --            --
                                                           -----------  --------------  -----------
Net income (loss) for income tax reporting purposes......  $   486,336  $   (1,155,825) $   420,471
                                                           -----------  --------------  -----------
                                                           -----------  --------------  -----------

NOTE 9 -- FAIR VALUE OF FINANCIAL INSTRUMENTS
    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information of financial instruments, whether or not recognized on the accompanying balance sheets, for which it is practical to estimate that value. Management believes that, due to the short term nature of cash equivalents, the carrying amounts reported on the balance sheets approximate their fair value.

NOTE 10 -- ADOPTION OF NEWLY ISSUED PRONOUNCEMENTS
    In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets to be held and used by an entity be recognized as impaired whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and when impaired to record an impairment loss to state the asset at its fair value. In addition, the statement requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. This pronouncement is effective for fiscal years beginning after December 15, 1995. In management's opinion, except for the proposed dissolution of the Partnership as more fully discussed in Note 11, when adopted on January 1, 1996, Statement No. 121 will not have a material adverse effect on the Partnership's financial position or results of operations.

    In the event of dissolution, the Partnership would record an adjustment to state its investments in real estate Joint Ventures at their then fair market value. Subsequent increases and decreases in fair market value would be recorded currently in earnings under the liquidation method of accounting.

NOTE 11 -- SUBSEQUENT EVENT
    Two class action lawsuits were filed against the Co-Venturer and certain other affiliates of the General Partners in the District Court of Harris County, Texas on January 11, 1996, styled GRIMSHAWE V. NEW YORK LIFE INSURANCE CO., ET AL. (No. 96-001188) and SHEA V. NEW YORK LIFE INSURANCE CO., ET AL. (No. 96-001189) alleging misconduct in connection with the original sale of investment units in

                     NYLIFE REALTY INCOME PARTNERS I, L.P.
                            (A LIMITED PARTNERSHIP)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1995 AND 1994

NOTE 11 -- SUBSEQUENT EVENT (CONTINUED)
various partnerships (the "Proprietary Partnerships"), including violation of various federal and state laws and regulations and claims of continuing fraudulent conduct. The plaintiffs have asked for compensatory damages for their lost original investment, plus interest, costs (including attorneys fees), punitive damages, disgorgement of any earnings, compensation and benefits received by the defendants as a result of the alleged actions and other unspecified relief to which plaintiffs may be entitled. These suits were amended and refiled in a consolidated action in the United States District Court for the Southern District of Florida (the "Court") on March 18, 1996. In the federal action, the plaintiffs added Realty and CNP as defendants and included allegations concerning the Partnership. The Partnership is not a defendant in the litigation.

    The defendants expressly deny any wrongdoing alleged in the complaint and concede no liability or wrongdoing in connection with the sale of the Units or the structure of the Proprietary Partnerships. Nevertheless, to reduce the burden of protracted litigation, the defendants have entered into a Stipulation of Settlement ("Settlement Agreement") with the plaintiffs because in their opinion such Settlement would (i) provide substantial benefits to the limited partners in a manner consistent with New York Life's position that it had previously determined to wind up most of the Proprietary Partnerships, including the Partnership, through orderly liquidation as the continuation of the business no longer serves the intended objectives of either the limited partners or the defendants and to offer the limited partners an enhancement to the liquidating distribution they would otherwise receive and (ii) provide an opportunity to wind up such partnerships on a schedule favorable to the limited partners and resolve the issues raised by the lawsuit.

    In connection with the proposed settlement (the "Settlement"), the General Partners will solicit consents of the Limited Partners for the dissolution of the Partnership.

    Under the terms of the Settlement Agreement, any settling Limited Partners will receive at least a complete return of their original investment, less distributions received prior to the final settlement date, in exchange for a release of any and all claims a Limited Partner may have against the defendants in connection with the Proprietary Partnership, including the Partnership, and all activities related to the dissolution and liquidation of such partnerships.

    Preliminary approval of the Settlement Agreement was given by the Court on March 19, 1996. The Settlement Agreement is further conditioned upon final approval by the Court as well as certain other conditions and is subject to certain rights of termination detailed in the consent solicitation material being mailed to the Limited Partners.

    If the necessary consents of Limited Partners for dissolution are obtained, the Partnership will be dissolved even if all necessary approvals for the Settlement Agreement are not obtained or the Settlement Agreement is otherwise terminated. In general, upon the dissolution of the Partnership, negative tax consequences may accrue to the partners. Recent appraisals (Note 4) indicate that the fair market value of the Properties is less than their carrying amounts. If the Properties are sold, proceeds from such sales may be less than these carrying amounts or the recent appraisal amounts.

    The financial statements do not include any adjustments that might result should the Limited Partners vote to liquidate the Partnership.

            CORNELL PLAZA OFFICE BUILDING, PARKLANE OFFICE BUILDING,
            EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
                         COMBINED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1995 AND 1994

            CORNELL PLAZA OFFICE BUILDING, PARKLANE OFFICE BUILDING, EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
                     INDEX OF COMBINED FINANCIAL STATEMENTS

                                                                                                       PAGE NO.
                                                                                                    --------------
Report of Independent Public Accountants..........................................................  F-18

Combined Balance Sheets as of December 31, 1995 and 1994..........................................  F-19

Combined Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993............  F-20

Combined Statements of Changes in Partners' Capital for the Years Ended December 31, 1995, 1994
 and 1993.........................................................................................  F-21

Combined Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993............  F-22

Notes to Combined Financial Statements............................................................  F-23 to F-28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of NYLIFE Realty Income Partners I, L.P.

    We have audited the accompanying combined balance sheets of Cornell Plaza Office Building, Parklane Office Building, Eden Woods Business Center and NewMarket Shopping Center (all Delaware joint ventures) as of December 31, 1995 and 1994 and the related combined statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner of NYLIFE Realty Income Partners I, L.P. (the "Partnership"). Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As further discussed in Note 7, in connection with the proposed settlement of litigation involving NYLIFE Realty Inc., a co-general partner of the Partnership, the general partners will solicit consents of the limited partners for the dissolution of the Partnership. The combined financial statements do not include any adjustments that might result should the limited partners consent to liquidate the Partnership.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Cornell Plaza Office Building, Parklane Office Building, Eden Woods Business Center and NewMarket Shopping Center as of December 31, 1995 and 1994, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
New York, New York
March 22, 1996

            CORNELL PLAZA OFFICE BUILDING, PARKLANE OFFICE BUILDING,
            EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
                            COMBINED BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1994

                                                                                        1995            1994
                                                                                   --------------  --------------
ASSETS
Investment property:
  Buildings and improvements.....................................................  $   29,890,606  $   29,333,712
  Land...........................................................................       4,667,806       4,667,806
                                                                                   --------------  --------------
                                                                                       34,558,412      34,001,518
Less: accumulated depreciation...................................................      (8,909,086)     (7,440,878)
                                                                                   --------------  --------------
                                                                                       25,649,326      26,560,640
Cash and cash equivalents........................................................         789,631       6,187,495
Deferred leasing costs -- net....................................................         786,511         828,469
Other assets.....................................................................         326,503         580,387
                                                                                   --------------  --------------
    Total assets.................................................................  $   27,551,971  $   34,156,991
                                                                                   --------------  --------------
                                                                                   --------------  --------------
LIABILITIES AND PARTNERS' CAPITAL
Accrued real estate taxes........................................................  $      298,602  $      332,312
Accrued liabilities..............................................................         254,513         358,005
Partners' capital................................................................      26,998,856      33,466,674
                                                                                   --------------  --------------
    Total liabilities and partners' capital......................................      27,551,971      34,156,991
                                                                                   --------------  --------------
                                                                                   --------------  --------------

          The accompanying Notes to Combined Financial Statements are an integral part of these balance sheets.

            CORNELL PLAZA OFFICE BUILDING, PARKLANE OFFICE BUILDING,
            EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
                       COMBINED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                           1995           1994           1993
                                                                       -------------  -------------  -------------
INCOME
Rental income........................................................  $   4,286,900  $   5,817,251  $   4,880,084
Interest.............................................................         29,967         67,190         39,011
                                                                       -------------  -------------  -------------
  Total income.......................................................      4,316,867      5,884,441      4,919,095
                                                                       -------------  -------------  -------------
EXPENSES
Operating............................................................      1,356,365      2,022,574      1,824,199
Operating -- related party...........................................        139,000        172,000        155,000
Real estate taxes....................................................        616,120        786,738        819,946
Depreciation and amortization........................................      1,636,948      1,783,979      1,581,249
                                                                       -------------  -------------  -------------
  Total expenses.....................................................      3,748,433      4,765,291      4,380,394
                                                                       -------------  -------------  -------------
  Income before gain on sale of property.............................        568,434      1,119,150        538,701
Gain on sale of property.............................................       --              294,687       --
                                                                       -------------  -------------  -------------
    Net income.......................................................  $     568,434  $   1,413,837  $     538,701
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

          The accompanying Notes to Combined Financial Statements are an integral part of these statements.

            CORNELL PLAZA OFFICE BUILDING, PARKLANE OFFICE BUILDING,
            EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                                   NYLIFE REALTY
                                                                   NEW YORK LIFE       INCOME          TOTAL
                                                                     INSURANCE      PARTNERS I,      PARTNERS'
                                                                      COMPANY           L.P.          CAPITAL
                                                                   --------------  --------------  --------------
Capital at January 1, 1993.......................................      15,603,799      17,176,190      32,779,989
Capital contributions............................................       1,600,163         459,375       2,059,538
Net income.......................................................         226,967         311,734         538,701
Distributions to partners........................................        (283,577)       (324,513)       (608,090)
                                                                   --------------  --------------  --------------
Capital at December 31, 1993.....................................      17,147,352      17,622,786      34,770,138
Capital contributions............................................         155,059        --               155,059
Net income.......................................................         647,944         765,893       1,413,837
Distributions to partners........................................      (1,303,960)     (1,568,400)     (2,872,360)
                                                                   --------------  --------------  --------------
Capital at December 31, 1994.....................................      16,646,395      16,820,279      33,466,674
Net income.......................................................         294,351         274,083         568,434
Distributions to partners........................................      (2,938,043)     (4,098,209)     (7,036,252)
                                                                   --------------  --------------  --------------
Capital at December 31, 1995.....................................  $   14,002,703  $   12,996,153  $   26,998,856
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

          The accompanying Notes to Combined Financial Statements are an integral part of these statements.

            CORNELL PLAZA OFFICE BUILDING, PARKLANE OFFICE BUILDING,
            EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
                       COMBINED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                         1995            1994            1993
                                                                    --------------  --------------  --------------
Cash flows from operating activities:
Net income........................................................  $      568,434  $    1,413,837  $      538,701
                                                                    --------------  --------------  --------------
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Gain on sale of property........................................        --              (294,687)       --
  Depreciation and amortization...................................       1,636,948       1,783,979       1,581,247

Changes in assets and liabilities:
  Increase in deferred leasing costs..............................        (126,782)       (223,724)       (404,813)
  Decrease (increase) in other assets.............................         253,884        (290,047)         34,030
  Decrease in accrued real estate taxes...........................         (33,710)        (80,993)       --
  (Decrease) increase in accrued liabilities......................        (103,492)        159,588           7,758
                                                                    --------------  --------------  --------------
    Total adjustments.............................................       1,626,848       1,054,116       1,218,222
                                                                    --------------  --------------  --------------
    Net cash provided by operating activities.....................       2,195,282       2,467,953       1,756,923
                                                                    --------------  --------------  --------------
Cash flows from investing activities:
  Investments in property.........................................        (556,894)       (898,396)     (2,680,207)
  Proceeds from sale of property -- net...........................        --             5,358,797        --
                                                                    --------------  --------------  --------------
    Net cash (used in) provided by investing activities...........        (556,894)      4,460,401      (2,680,207)
                                                                    --------------  --------------  --------------
Cash flows from financing activities:
  Partners' capital contributions.................................        --               155,059       2,059,538
  Distributions to partners.......................................      (7,036,252)     (2,872,360)       (608,090)
                                                                    --------------  --------------  --------------
    Net cash (used in) provided by investing activities...........      (7,036,252)     (2,717,301)      1,451,448
                                                                    --------------  --------------  --------------
Net (decrease) increase in cash and cash equivalents..............      (5,397,864)      4,211,053         528,164
Cash and cash equivalents at beginning of period..................       6,187,495       1,976,442       1,448,278
                                                                    --------------  --------------  --------------
Cash and cash equivalents at end of period........................  $      789,631  $    6,187,495  $    1,976,442
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------

          The accompanying Notes to Combined Financial Statements are an integral part of these statements.

            CORNELL PLAZA OFFICE BUILDING, PARKLANE OFFICE BUILDING, EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
                     NOTES TO COMBINED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994

NOTE 1 -- BASIS OF PRESENTATION AND
           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF REPORTING

    The accompanying combined financial statements are prepared under generally accepted accounting principles using the accrual basis of accounting. Accordingly, revenues are recognized as earned and expenses are recognized as incurred.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    PRINCIPLES OF COMBINATION

    Cornell Plaza Office Building ("Cornell"), Parklane Office Building ("Parklane"), Eden Woods Business Center ("Eden Woods") and NewMarket Shopping Center ("NewMarket") (individually, a "Property", collectively, the "Properties") are commercial real estate properties acquired by four separate joint ventures (the "Joint Ventures") which are owned 60%, 60%, 47.06% and 43.82%, respectively, by NYLIFE Realty Income Partners I, L.P. (the "Partnership") as of December 31, 1995. The remaining equity interests are held by New York Life Insurance Company (the "Co-Venturer") an affiliate of NYLIFE Realty Inc. (the "NYLIFE General Partner"), a co-general partner of the Partnership. The Properties were acquired on March 30, June 29, August 23, and December 22, 1988, respectively. Parklane was sold on December 6, 1994. See Note 4 "The Properties" for a further discussion of the sale. The accompanying combined financial statements include the individual accounts of the Properties, as all four entities are affiliated under common ownership.

    CASH AND CASH EQUIVALENTS

    Highly liquid debt instruments (primarily consisting of commercial paper) purchased with a maturity of three months or less are considered cash equivalents.

    RENTAL INCOME

    Rental income is recognized on a straight-line basis over the related lease terms. Escalation rents and other charges which, pursuant to the terms of the related leases, have been billed or are billable to tenants, are included in rental income and are recorded on the accrual basis of accounting.

    DEFERRED LEASING COSTS

    As an inducement to execute a lease, the Properties may offer incentives such as rent abatements. These costs and other direct lease costs, such as leasing commissions, are classified as deferred leasing costs and are amortized on a straight-line basis over the terms of the related leases. Accumulated amortization at December 31, 1995 and 1994 was $478,673 and $309,935, respectively.

    INVESTMENT PROPERTY

    The buildings are carried at their original cost, including acquisition fees and expenses plus capital expenditures and improvements since acquisition, less property value write-downs, and are depreciated over an estimated useful life of
31.5 years on a straight-line basis. Building improvements are recorded at cost and are depreciated on a straight-line basis over the remaining life of the building. Tenant improvements are recorded at cost and are amortized over the terms of the related leases. Expenditures for maintenance and repairs which do not extend the useful life of the building are expensed.

            CORNELL PLAZA OFFICE BUILDING, PARKLANE OFFICE BUILDING, EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
                     NOTES TO COMBINED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994

NOTE 1 -- BASIS OF PRESENTATION AND
           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Cornell, Eden Woods and NewMarket were approximately 97%, 100% and 93% occupied, respectively, as of December 31, 1995, and 98%, 98% and 96% occupied, respectively as of December 31, 1994. Parklane was sold on December 6, 1994. See
Note 4 "The Properties" for a further discussion of the sale.

    The Joint Venture's investments in the Properties are carried at the lower of equity method carrying amount or estimated net realizable value. The Joint Ventures periodically review their investments for declines in net realizable values, to amounts below recorded balances based upon their present investment strategies. Future changes and other circumstances may affect estimates of net realizable values and therefore the carrying amount of investments (see Note 6).

    INCOME TAXES

    No provision for income taxes is made in the accompanying combined financial statements since these taxes are the responsibility of the individual partners rather than the Joint Ventures.

    RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 2 -- MINIMUM RENT PAYMENTS
    Future minimum rental income to be received from non-cancellable operating leases as of December 31, 1995 for the Joint Ventures is as follows:

1996..........................................    2,594,600
1997..........................................    2,380,277
1998..........................................    2,082,463
1999..........................................    1,721,142
2000..........................................    1,159,530
Thereafter....................................    3,001,737
                                                -----------
                                                $12,939,749
                                                -----------
                                                -----------

    Base  rent in 1995, 1994 and  1993 was $2,703,146, $3,875,542 and $3,492,005
excluding escalations, respectively.

    Generally, lease terms are for 3 to 5 years and allow for increases in certain property operating expenses to be passed through to the tenants.

NOTE 3 -- RELATED PARTY TRANSACTIONS
    Property management fees of $138,660, $171,972 and $175,000 were paid by the Properties to Greystone Realty Corporation ("Greystone") during 1995, 1994 and 1993, respectively. Greystone is an affiliate of the Co-Venturer and provides property management services to the Joint Ventures.

NOTE 4 -- THE PROPERTIES
    The terms of the Partnership Formation Agreement, dated June 10, 1987, provide that all Joint Venture income, losses and distributions generally will be apportioned pro-rata among the Partnership and the Co-Venturer in proportion to their respective contributions (exclusive of the Partnership's contribution for Acquisition Fees). At December 31, 1995 and 1994, the Partners' equity

            CORNELL PLAZA OFFICE BUILDING, PARKLANE OFFICE BUILDING, EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
                     NOTES TO COMBINED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994

NOTE 4 -- THE PROPERTIES (CONTINUED)
and ownership interests in each of the Joint Ventures are as follows:

                                               1995                                              1994
                         ------------------------------------------------  ------------------------------------------------
                             THE CO-VENTURER          THE PARTNERSHIP          THE CO-VENTURER          THE PARTNERSHIP
  JOINT      PROPERTY    -----------------------  -----------------------  -----------------------  -----------------------
 VENTURE       NAME        EQUITY     INTEREST      EQUITY     INTEREST      EQUITY     INTEREST      EQUITY     INTEREST
- ---------  ------------  ----------  -----------  ----------  -----------  ----------  -----------  ----------  -----------
    A      Cornell       $3,185,096          40%  $4,905,324          60%  $3,319,279          40%  $5,106,600          60%
  (1) B    Parklane      $   --              40%  $   --              60%  $2,114,011          40%  $3,300,349          60%
    C      Eden Woods    $5,312,239       52.94%  $4,664,242       47.06%  $5,442,857       52.94%  $4,774,309       47.06%
    D      NewMarket     $5,505,369       56.18%  $3,451,985       43.82%  $5,770,248       56.18%  $3,639,021       43.82%

    At December 31, 1995 and 1994, the aggregate carrying values and the appraised values of the Properties are as follows:

                                        1995                                                 1994
                 ---------------------------------------------------  ---------------------------------------------------
                 INVESTMENT   ACCUMULATED    CARRYING     APPRAISED   INVESTMENT   ACCUMULATED    CARRYING     APPRAISED
PROPERTY          PROPERTY    DEPRECIATION     VALUE        VALUE      PROPERTY    DEPRECIATION     VALUE        VALUE
- ---------------  -----------  ------------  -----------  -----------  -----------  ------------  -----------  -----------
Cornell........  $10,969,645   $(3,202,942) $ 7,766,703  $ 7,200,000  $10,633,427   $(2,679,966) $ 7,953,461  $ 6,500,000
Eden Woods.....   12,148,109   (2,802,780)    9,345,329    9,200,000   11,934,454   (2,306,443)    9,628,011    8,100,000
NewMarket......   11,440,658   (2,903,364)    8,537,294    8,000,000   11,433,637   (2,454,469)    8,979,168    7,200,000
                 -----------  ------------  -----------  -----------  -----------  ------------  -----------  -----------
                 $34,558,412   $(8,909,086) $25,649,326  $24,400,000  $34,001,518   $(7,440,878) $26,560,640  $21,800,000
                 -----------  ------------  -----------  -----------  -----------  ------------  -----------  -----------
                 -----------  ------------  -----------  -----------  -----------  ------------  -----------  -----------

- ------------------------
(1) As discussed below, Parklane was sold on December 6, 1994.

    CORNELL

    Occupancy at Cornell decreased from 98% to 97% during 1995.

    During 1995 and 1994, various leasing and capital improvement costs were incurred as follows:

                                                                         1995         1994
                                                                      -----------  -----------
Tenant improvements.................................................  $    21,663  $   274,378
                                                                      -----------  -----------
                                                                      -----------  -----------
Building improvements...............................................  $   314,554  $    21,024
                                                                      -----------  -----------
                                                                      -----------  -----------
Leasing commissions.................................................  $    16,882  $    69,172
                                                                      -----------  -----------
                                                                      -----------  -----------
Rent concessions....................................................  $    12,655  $     1,400
                                                                      -----------  -----------
                                                                      -----------  -----------

    During 1995 and 1994, the Partnership received distributions from Cornell of $280,761 and $179,043, respectively.

    PARKLANE

    On December 6, 1994, pursuant to a Purchase and Sale Agreement dated October 7, 1994, Joint Venture B sold Parklane, along with the underlying land and related improvements, to Principal Mutual Life Insurance Company for $5,600,000 (net of selling costs of $241,203) which represents approximately 127% of its appraised value of $4,400,000 at November 30, 1993. The carrying amount of Parklane was $5,064,110 and accordingly Joint Venture B recognized a gain of $294,687 on the transaction. It was determined that under current market conditions and considering the departure of South Central Bell, whose 69,302 sq. ft. occupancy comprises approximately 64% of Parklane's net rentable space, the sale of Parklane would provide more value than utilizing the cash reserve to re-tenant the building. At the time of the sale the cash reserve balance was $1,519,570. During 1995 and 1994, the Partnership received distributions from Parklane of $3,301,334 and $915,124, respectively.

            CORNELL PLAZA OFFICE BUILDING, PARKLANE OFFICE BUILDING, EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
                     NOTES TO COMBINED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994

NOTE 4 -- THE PROPERTIES (CONTINUED)
    EDEN WOODS

    Occupancy at Eden Woods increased from 98% to 100% during 1995.

    During 1995 and 1994 various leasing and capital improvement costs were incurred as follows:

                                                                         1995         1994
                                                                      -----------  -----------
Tenant improvements.................................................  $   213,655  $   273,914
                                                                      -----------  -----------
                                                                      -----------  -----------
Leasing commissions.................................................  $   122,270  $    76,809
                                                                      -----------  -----------
                                                                      -----------  -----------
Rent concessions....................................................  $    59,060  $    51,951
                                                                      -----------  -----------
                                                                      -----------  -----------

    During 1995 and 1994, the Partnership received distributions from Eden Woods of $163,970 and $211,193, respectively.

    NEWMARKET

    During 1993, substantial structural improvements were made at NewMarket to accommodate leases with CompUSA to anchor the south end of the center and Media Play to anchor the north end. Such improvements were funded by cash flow from operations as well as capital contributions by the Partnership and the Co-Venturer during 1993 and 1994. Since the Partnership was unable to fund a portion of its required contribution in 1994, the Co-Venturer increased its contribution by the amount of the Partnership's shortfall in exchange for an increased ownership interest in the Joint Venture. During 1994, the Co-Venturer contributed $155,059 of additional capital and during 1993, the Partnership and Co-Venturer contributed $459,375 and $1,600,163 of additional capital, respectively.

    Occupancy at NewMarket decreased from 96% to 93% during 1995.

    During 1995 and 1994 various leasing and capital improvement costs were incurred as follows:

                                                                         1995         1994
                                                                      -----------  -----------
Tenant improvements.................................................  $     4,500  $   115,448
                                                                      -----------  -----------
                                                                      -----------  -----------
Building improvements...............................................  $     2,521  $    85,632
                                                                      -----------  -----------
                                                                      -----------  -----------
Leasing commissions.................................................  $         0  $    36,178
                                                                      -----------  -----------
                                                                      -----------  -----------
Rent concessions....................................................  $     2,454  $    10,487
                                                                      -----------  -----------
                                                                      -----------  -----------

    During 1995 and 1994, the Partnership received distributions from New Market of $352,144 and $263,040, respectively.

NOTE 5 -- FAIR VALUE OF FINANCIAL INSTRUMENTS
    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information of financial instruments, whether or not recognized on the accompanying combined balance sheets, for which it is practical to estimate that value. Management believes that, due to the short term nature of cash equivalents, the carrying amounts reported on the combined balance sheets approximate their fair market value.

NOTE 6 -- ADOPTION OF NEWLY ISSUED PRONOUNCEMENTS
    In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This

            CORNELL PLAZA OFFICE BUILDING, PARKLANE OFFICE BUILDING, EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
                     NOTES TO COMBINED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994

NOTE 6 -- ADOPTION OF NEWLY ISSUED PRONOUNCEMENTS (CONTINUED) statement requires that long-lived assets to be held and used by an entity be recognized as impaired whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and when impaired to record an impairment loss to state the asset as its fair value. In addition, the statement requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. This pronouncement is effective for fiscal years beginning after December 15, 1995. In management's opinion, except for the proposed dissolution of the Partnership as more fully discussed in Note 7, when adopted on January 1, 1996, Statement No. 121 will not have a material adverse effect on the financial position or results of operations of the Partnership or the Joint Ventures.

    In the event of dissolution, the Joint Ventures would record an adjustment to state the Properties at their then fair market value. Subsequent increases and decreases in fair market value would be recorded currently in earnings under the liquidation method of accounting.

NOTE 7 -- SUBSEQUENT EVENT
    Two class action lawsuits were filed against the Co-Venturer and certain other affiliates of the General Partners in the District Court of Harris County, Texas on January 11, 1996, styled GRIMSHAWE V. NEW YORK LIFE INSURANCE CO., ET AL. (No. 96-001188) and SHEA V. NEW YORK LIFE INSURANCE CO., ET AL. (No. 96-001189) alleging misconduct in connection with the original sale of investment units in various partnerships, including violation of various federal and state laws and regulations and claims of continuing fraudulent conduct. The plaintiffs have asked for compensatory damages for their lost original investment, plus interest, costs (including attorneys fees), punitive damages, disgorgement of any earnings, compensation and benefits received by the defendants as a result of the alleged actions and other unspecified relief to which plaintiffs may be entitled. These suits were amended and refiled in a consolidation action in the United States District Court for the Southern District of Florida (the "Court") on March 18, 1996. In the federal action, the plaintiffs added Realty as a defendant and included allegations concerning the Partnership. The plaintiffs purport to represent a class of all persons (the "Class") who purchased or otherwise assumed rights and title to interests in certain limited partnerships, including the Partnership, and other programs created, sponsored, marketed, sold, operated or managed by the defendants (the "Proprietary Partnerships"). The Partnership is not a defendant in the litigation.

    The defendants expressly deny any wrongdoing alleged in the complaint and concede no liability or wrongdoing in connection with the sale of the Units or the structure of the Proprietary Partnerships. Nevertheless, to reduce the burden of protracted litigation, the defendants have entered into a Stipulation of Settlement ("Settlement Agreement") with the plaintiffs because in their opinion such Settlement would (i) provide substantial benefits to the Class in a manner consistent with New York Life's position that it had previously determined to wind up most of the Proprietary Partnerships, including the Partnership, through orderly liquidation as the continuation of the business no longer serves the intended objectives of either the owners of interests in such Proprietary Partnerships or the defendants and to offer the investors an enhancement to the liquidating distribution they would otherwise receive and
(ii) provide an opportunity to wind up such partnerships on a schedule favorable to the Class and resolve the issues raised by the lawsuit.

    In connection with the proposed settlement (the "Settlement"), the General Partners will solicit consents of the Limited Partners for the dissolution of the Partnership.

            CORNELL PLAZA OFFICE BUILDING, PARKLANE OFFICE BUILDING, EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
                     NOTES TO COMBINED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994

NOTE 7 -- SUBSEQUENT EVENT (CONTINUED)
    Under the terms of the Settlement Agreement, any settling Limited Partners will receive at least a complete return of their original investment, less distributions received prior to the final settlement date, in exchange for a release of any and all claims a Limited Partner may have against the defendants in connection with the Proprietary Partnerships, including the Partnership, and all activities related to the dissolution and liquidation of such partnerships.

    Preliminary approval of the Settlement Agreement was given by the Court on March 19, 1996. The Settlement Agreement is further conditioned upon final approval by the Court as well as certain other conditions and is subject to certain rights of termination detailed in the consent solicitation material being mailed to the Limited Partners.

    If the necessary consents of Limited Partners for dissolution are obtained, the Partnership will be dissolved even if all necessary approvals for the Settlement Agreement are not obtained or the Settlement Agreement is otherwise terminated. In general, upon the dissolution of the Partnership, negative tax consequences may accrue to the partners. Recent appraisals (Note 4) indicate that the fair market value of the Properties is less than their carrying amounts. If the Properties are sold, proceeds from such sales may be less than these carrying amounts or the recent appraisal amounts.

    The combined financial statements do not include any adjustments that might result should the Limited Partners vote to liquidate the Partnership.

                               INDEX TO EXHIBITS

    NUMBER AND DESCRIPTION UNDER REGULATION S-K

    The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

    (3)  ARTICLES OF INCORPORATION AND BY-LAWS

3.1        Amended and Restated Agreement of Limited Partnership ("Partnership
           Agreement") of the Registrant, incorporated by reference to Exhibit A to the
           Prospectus of Registrant dated March 2, 1987 included in Registrant's
           Registration Statement on Form S-11 (Reg. No. 33-10725).*

    (10) MATERIAL CONTRACTS

10.1       Form of Partnership Agreement of NYLIFE Realty Partners I -- General
           Partnership A (also referred to as Joint Venture Agreement) between
           Registrant and the Co-Venturer incorporated by reference to Exhibit 10C to
           Registrant's Registration Statement on Form S-11 (Reg. No. 33-10725).*
10.2       Partnership Formation Agreement dated June 10, 1987 between Registrant, the
           NYLIFE General Partner and the Co-Venturer, incorporated by reference to
           Exhibit 10D to Registrant's annual report on Form 10-K for the year ended
           December 31, 1988.*
10.3       Agreement for Sale and Purchase of Real Property, Improvements to Realty and
           Personal Property dated January 19, 1988 by and between Cornell Plaza
           Partners and NYLIFE Realty Partners I -- General Partnership A, as amended, incorporated by reference to Exhibit 10E to Registrant's Registration
           Statement on Form S-11 (Reg. No. 33-10725).*
10.4       Agreement for Sale and Purchase of Real Property, Improvements to Realty and
           Personal Property dated April 18, 1988 by and between John Hancock Mutual
           Life Insurance Co. and NYLIFE Realty Partners I -- General Partnership B, as
           amended, incorporated by reference to Exhibit 10F to Registrant's
           Registration Statement on Form S-11 (Reg. No. 33-10725).*
10.5       Agreement for Sale and Purchase of Real Property, Improvements to Realty and
           Personal Property dated June 22, 1988 by and between The Oak Associates and
           NYLIFE Realty Partners I -- General Partnership C, as amended, incorporated by reference to Exhibit 10G to Registrant's Registration Statement on Form
           S-11 (Reg. No. 33-10725).*
10.6       Agreement for Sale and Purchase of Real Property, Improvements to Realty and
           Personal Property dated September 13, 1988 by and between NewMarket Columbus
           Venture and NYLIFE Realty Partners I -- General Partnership D, as amended, incorporated by reference to Exhibit 10I to Registrant's Registration
           Statement on Form S-11 (Reg. No. 33-10725).*
10.7       Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners
           I -- General Partnership A and Greystone Realty Corporation, incorporated by reference to Exhibit 10.10 to Registrant's annual report on Form 10-K for the years ended December 31, 1989, December 31, 1990 and December 31, 1991.*
10.8       Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners
           I -- General Partnership B and Greystone Realty Corporation, incorporated by reference to Exhibit 10.11 to Registrant's annual report on Form 10-K for the years ended December 31, 1990 and December 31, 1991.*
10.9       Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners
           I -- General Partnership C and Greystone Realty Corporation, incorporated by reference to Exhibit 10.12 to Registrant's annual report on Form 10-K for the years ended December 31, 1990 and December 31, 1991.*

10.10      Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners
           I -- General Partnership D and Greystone Realty Corporation, incorporated by reference to Exhibit 10.13 to Registrant's annual report on Form 10-K for the years ended December 31, 1990 and December 31, 1991.*
10.11      Letter Agreement dated December 18, 1992 by and between NYLIFE Realty
           Partners I -- General Partnership A and Greystone Realty Corporation,
           incorporated by reference to Exhibit 10.11 to Registrant's annual report on
           Form 10-K for the year ended December 31, 1992.*
10.12      Letter Agreement dated December 18,1992 by and between NYLIFE Realty
           Partners I -- General Partnership B and Greystone Realty Corporation,
           incorporated by reference to Exhibit 10.12 to Registrant's annual report on
           Form 10-K for the year ended December 31, 1992.*
10.13      Letter Agreement dated December 18, 1992 by and between NYLIFE Realty
           Partners I -- General Partnership C and Greystone Realty Corporation,
           incorporated by reference to Exhibit 10.13 to Registrant's annual report on
           Form 10-K for the year ended December 31, 1992.*
10.14      Letter Agreement dated December 18, 1992 by and between NYLIFE Realty
           Partners I -- General Partnership D and Greystone Realty Corporation,
           incorporated by reference to Exhibit 10.14 to Registrant's annual report on
           Form 10-K for the year ended December 31, 1992.*
10.15      Agreement for Purchase and Sale of Property (All Cash) dated October 7, 1994 by and between NYLIFE Realty Partners I -- General Partnership B by and
           through Greystone Realty Corporation, Principal Mutual Life Insurance
           Company and Chicago Title Insurance Company, incorporated by reference to
           Exhibit 2.1 to Registrant's current report on Form 8-K dated December 20,
           1994.*
27         Financial Data Schedule

- ------------------------
* Previously filed.