Form 10-Q
period 1996-03-31
NYLIFE REALTY INCOME PARTNERS I L P
filed 1996-05-15
CIK 807626

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________

Commission file number 0-16859
                       -------

                    NYLIFE REALTY INCOME PARTNERS I, L.P.
           (Exact name of registrant as specified in its charter)

                 DELAWARE                            13-3410538
      (State or other jurisdiction                (I.R.S. Employer
    of incorporation or organization)            Identification No.)

  51 MADISON AVENUE, NEW YORK, NEW YORK                 10010
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (212) 576-7300
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X          No
        ---            ---
     Yes X          No
        ---            ---

                      NYLIFE REALTY INCOME PARTNERS I, L.P.
                             (A LIMITED PARTNERSHIP)
                                  MARCH 31, 1996



                                       INDEX



                                                         PAGE NO.
                                                         --------

Part I -  Financial Information (Unaudited)

     Balance Sheets as of March 31, 1996
     and December 31, 1995                                   3

     Statements of Operations for the Three
     Months Ended March 31, 1996 and 1995                    4

     Statements of Partners' Capital (Deficit) for the
     Three Months Ended March 31, 1996 and
     for the Year Ended December 31, 1995                    5

     Statements of Cash Flows for the Three Months
     Ended March 31, 1996 and 1995                           6

     Notes to Financial Statements                           7

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations          10

Part II - Other Information                                 12

     Signatures                                             13

                    NYLIFE REALTY INCOME PARTNERS I, L.P.
                          (A LIMITED PARTNERSHIP)
                               BALANCE SHEETS
                 AS OF MARCH 31, 1996 AND DECEMBER 31, 1995

                                                      1996
ASSETS                                             (UNAUDITED)          1995
- ------                                             -----------      -----------
Cash and cash equivalents                          $   828,769      $   688,977
Restricted cash                                        283,392          283,392
Investments in real estate joint ventures           13,497,084       13,590,960
Other assets - net                                       2,149            2,472
                                                   -----------      -----------
      Total assets                                 $14,611,394      $14,565,801
                                                   -----------      -----------
                                                   -----------      -----------

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Due to affiliates                                  $    25,000      $       -

Accrued liabilities                                     85,211           94,058
                                                   -----------      -----------

      Total liabilities                                110,211           94,058
                                                   -----------      -----------

Partners' capital
   General Partners:
      Capital contributions                              2,000            2,000
      Accumulated deficit                               (8,809)          (9,103)
      Cumulative distributions                         (66,470)         (66,470)
                                                   -----------      -----------
                                                       (73,279)         (73,573)
                                                   -----------      -----------
   Limited Partners:
      Capital contributions
        net of public offering expenses             25,032,724       25,032,724
      Accumulated deficit                             (872,225)        (901,371)
      Cumulative distributions                      (9,586,037)      (9,586,037)
                                                   -----------      -----------
                                                    14,574,462       14,545,316
                                                   -----------      -----------

   Total partners' capital                          14,501,183       14,471,743
                                                   -----------      -----------

   Total liabilities and partners' capital         $14,611,394      $14,565,801
                                                   -----------      -----------
                                                   -----------      -----------

              The accompanying Notes to Financial Statements are
                    an integral part of these statements.

                    NYLIFE REALTY INCOME PARTNERS I, L.P.
                            (A LIMITED PARTNERSHIP)
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)




INCOME                                                 1996            1995
- ------                                              ----------      ----------
Equity in income from Joint Venture operations      $   67,116      $   63,314

Interest                                                12,924          33,355
                                                    ----------      ----------
   Total income                                         80,040          96,669
                                                    ----------      ----------

EXPENSES
- --------
General and administrative                              25,600          17,565
General and administrative - related party              25,000          25,000
                                                    ----------      ----------
   Total expenses                                       50,600          42,565
                                                    ----------      ----------
      Net income                                    $   29,440      $   54,104
                                                    ----------      ----------
                                                    ----------      ----------

NET INCOME ALLOCATED
- --------------------
General Partners                                    $      294      $      541
Limited Partners                                        29,146          53,563
                                                    ----------      ----------
                                                    $   29,440      $   54,104
                                                    ----------      ----------
                                                    ----------      ----------

Net income per Unit                                 $      .01      $      .02
                                                    ----------      ----------
                                                    ----------      ----------

              The accompanying Notes to Financial Statements are
                     an integral part of these statements.

                    NYLIFE REALTY INCOME PARTNERS I, L.P.
                         (A LIMITED PARTNERSHIP)
                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
            FOR THE THREE MONTHS ENDED MARCH 31, 1995 (UNAUDITED)
                 AND FOR THE YEAR ENDED DECEMBER 31, 1994

                                                                            TOTAL
                                              LIMITED        GENERAL       PARTNERS'
                                              PARTNERS       PARTNERS      CAPITAL
                                           -------------   ----------    -------------
Capital (deficit) at January 1, 1995       $  18,970,789   $  (61,376)   $  18,909,413

Net income                                       155,625        1,572          157,197

Distributions to partners                     (4,581,098)     (13,769)      (4,594,867)
                                           -------------   ----------    -------------

Capital (deficit) at December 31, 1995        14,545,316      (73,573)      14,471,743

Net income                                        29,146          294           29,440
                                           -------------   ----------    -------------

Capital (deficit) at March 31, 1996        $  14,574,462   $  (73,279)   $  14,501,183
                                           -------------   ----------    -------------
                                           -------------   ----------    -------------


              The accompanying Notes to Financial Statements are
                     an integral part of these statments.

                    NYLIFE REALTY INCOME PARTNERS I, L.P.
                           (A LIMITED PARTNERSHIP)
                          STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                        1996            1995
                                                                     ----------      ------------
Cash flows from operating activities:

Net income                                                           $   29,440      $     54,104
                                                                     ----------      ------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in income from joint venture operations                      (67,116)          (63,314)
    Cash distributions from joint ventures                               67,116            63,314

  Changes in assets and liabilities:
    Decrease in other assets                                                323            24,929
    Increase (decrease) in due to affiliates                             25,000           (75,000)
    Decrease in accrued liabilities                                      (8,847)          (27,254)
                                                                     ----------      ------------
      Total adjustments                                                  16,476           (77,325)
                                                                     ----------      ------------

      Net cash provided by operating activities                          45,916           (23,221)
                                                                     ----------      ------------
Cash flows from investing activities:

    Cash distributions from joint ventures in excess of earnings
       (return of capital)                                               93,876         3,358,700
                                                                     ----------      ------------
Cash flows from financing activities:

    Distributions to partners                                               -          (4,129,702)
                                                                     ----------      ------------
Net increase (decrease) in cash and cash equivalents                    139,792          (794,223)

Cash and cash equivalents at beginning of period                        688,977         1,362,676
                                                                     ----------      ------------
Cash and cash equivalents at end of period                           $  828,769      $    568,453
                                                                     ----------      ------------
                                                                     ----------      ------------

                The accompanying Notes to Financial Statements are
                     an integral part of these statements.

                    NYLIFE REALTY INCOME PARTNERS I, L.P.
                          (A LIMITED PARTNERSHIP)
                      NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1996
                              (UNAUDITED)

NOTE 1 - ORGANIZATION

The accompanying financial statements and related notes should be read in conjunction with the Partnership's 1995 Annual Report on Form 10-K. The accompanying financial statements include the accounts of the Partnership including its investments in NYLIFE Realty Partners I - General Partnership A (Cornell), General Partnership C (Eden Woods), and General Partnership D (NewMarket) (collectively, the "Joint Ventures") to which the equity method of accounting has been applied. The Partnership will continue until December 31, 2036, unless terminated sooner in accordance with the terms of the Partnership Agreement. A preliminary solicitation statement for dissolution of the partnership was issued on March 29, 1996 (Note 4).

The summarized financial information contained herein is unaudited, however, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of financial information have been included.

Capitalized terms used in these Notes to Financial Statements, unless otherwise defined herein, shall have the meanings set forth in the Partnership Agreement.

NOTE 2 - INVESTMENT IN REAL ESTATE JOINT VENTURES

A summary of the financial information for the Joint Ventures as of March 31, 1996 is presented below:

                                                           EDEN
BALANCE SHEETS                              CORNELL        WOODS        NEWMARKET       TOTAL
- --------------                              -------        -----        ---------       -----
Land                                      $1,128,832     $1,765,928    $1,773,046    $ 4,667,806
Building and improvements                  9,840,813     10,457,194     9,667,612     29,665,619
Accumulated depreciation                  (3,331,943)    (2,898,452)   (3,013,217)    (9,243,612)
Other assets                                 429,671      1,023,404       665,892      2,118,967
Accrued liabilities                         (142,519)      (350,494)     (181,021)      (674,034)
Co-Venturer's equity                      (3,118,869)    (5,326,608)   (5,486,989)   (13,932,466)
                                          ----------     ----------    ----------    -----------
Partnership's equity in Joint Ventures    $4,805,986     $4,670,971    $ 3,425,321   $12,902,278
                                          ----------     ----------    ----------    -----------
                                          ----------     ----------    ----------    -----------

Represented by:
Partnership's equity
  investment in  Joint Ventures
  at January 1, 1996                      $4,905,324     $4,804,232    $3,906,801    $13,616,357
Joint Venture income                          17,395         12,772        36,948         67,116
Cash distributions                          (116,734)             -       (44,258)      (160,992)
                                          ----------     ----------    ----------    -----------
Net equity investment                      4,805,986      4,817,004     3,899,491     13,522,481


Interest                                           -        (72,377)     (300,910)      (373,287)
Acquisition fees                                   -        (73,656)     (173,260)      (246,916)
Amortization of interest and
  acquisition fees                                 -          6,043        19,354         25,397
                                          ----------     ----------    ----------    -----------
Partnership's equity in Joint
  Ventures at March 31, 1996              $4,805,986     $4,677,014    $3,444,675    $12,927,675
                                          ----------     ----------    ----------    -----------
                                          ----------     ----------    ----------    -----------

The following is a summary of the operations of Cornell Plaza, Eden Woods and NewMarket for the three months ended March 31, 1996:

                                         EDEN
OPERATIONS               CORNELL         WOODS       NEWMARKET       TOTAL
- ----------               -------        -------      ---------     --------
Net operating income     $27,484        $23,230       $82,649      $133,363
Interest income            1,508          3,910         1,669         7,088
                         -------        -------       -------      --------
Net income               $28,992        $27,141       $84,318      $140,451
                         -------        -------       -------      --------
                         -------        -------       -------      --------

Net income allocated
To Co-Venturer           $11,597        $14,368       $47,370      $ 73,335
To Partnership            17,395         12,772        36,948        67,116
                         -------        -------       -------      --------
                         $28,992        $27,141       $84,318      $140,451
                         -------        -------       -------      --------
                         -------        -------       -------      --------

NOTE 3 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The following is a summary of the amounts earned by the General Partners and their Affiliates for the three months ended March 31, 1996 and 1995 as defined in the Partnership Agreement:

                                                    EARNED FOR THE       EARNED FOR THE
                                   UNPAID AT      THREE MONTHS ENDED   THREE MONTHS ENDED
                                 MARCH 31,1996      MARCH 31, 1996       MARCH 31, 1995
                                 -------------    ------------------   ------------------
Property management fees (1)        $14,830            $34,665               $34,665
Reimbursement of general and
  administrative expenses paid
  by the General Partners            25,000             25,000                25,000
                                    -------            -------               -------
                                    $39,830            $59,665               $59,665
                                    -------            -------               -------
                                    -------            -------               -------

(1) Costs associated with property management fees are borne by the Joint Ventures.

The above amounts are allocable to the General Partners and their Affiliates as follows:

                                                    EARNED FOR THE       EARNED FOR THE
                                   UNPAID AT      THREE MONTHS ENDED   THREE MONTHS ENDED
                                 MARCH 31,1996      MARCH 31, 1996       MARCH 31, 1995
                                 -------------    ------------------   ------------------
NYLIFE Realty Inc. and Affiliates   $25,000            $25,000               $25,000
Greystone Realty Corporation (2)     14,830             34,665                34,665
                                    -------            -------               -------
                                    $39,830            $59,665               $59,665
                                    -------            -------               -------
                                    -------            -------               -------

(2) Under no circumstances will the amount charged to the Partnership in respect of Greystone Realty Corporation ("Greystone"), an affiliate of New York Life Insurance Company, exceed the limitations on payments to affiliates set forth in the Partnership Agreement.

NOTE 4 - LEGAL PROCEEDINGS

Two class action lawsuits were filed against the Co-Venturer and certain other affiliates of the General Partners in the District Court of Harris County, Texas on January 11, 1996, styled Grimshawe v. New York Life
Insurance Co., et al. (No. 96-001188) and Shea v. New York Life Insurance
Co., et al. (No. 96-001189) alleging misconduct in connection without the original sale of investment units in various partnerships, including violation of various federal and state laws and regulations and claims of continuing fraudulent conduct. The plaintiffs have asked for compensatory damages for their lost original investment, plus interest, costs (including attorneys fees), punitive damages, disgorgement of any earnings, compensation and benefits received by the defendants as a result of the alleged actions and other unspecified relief to which plaintiffs may be entitled. These suits were amended and refiled in a consolidated action in the United States District Court for the Southern District of Florida (the "Court") on March 18, 1996. In the federal action, the plaintiffs added NYLIFE Realty as a defendant and included allegations concerning the Partnership.
The plaintiffs purport to represent a class of all persons (the "Class") who purchased or otherwise assumed rights and title to interests in certain limited partnerships, including the Partnership, and other programs created, sponsored, marketed, sold, operated or managed by the defendants (the "Proprietary Partnerships"). The Partnership is not a defendant in the litigation.

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

If the necessary consents of Limited Partners for dissolution are obtained, the Partnership will be dissolved even if all necessary approvals for the Settlement Agreement are not obtained or the Settlement Agreement is otherwise terminated. In general, upon the dissolution of the Partnership, negative tax consequences may accrue to the partners. Recent appraisal indicate that the fair market value of the Properties is less than their carrying amounts. If the Properties are sold, proceeds from such sales may be less than these carrying amounts or the recent appraisal amounts.

The financial statements do not include any adjustments that might result should the Limited Partners vote to liquidate the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's cash balance of $828,769 at March 31, 1996 includes $110,211 to pay accrued liabilities, and cash generated from operations of the Joint Ventures and distributed to the Partnership.

The Partnership derives its revenues primarily from its equity interests in the Joint Ventures. Accordingly, the Partnership's share of cash flow from the Joint Ventures depends on the performance of the Properties. Cash flow generated by the Properties is first to be used to fund tenant improvements, leasing commissions and capital improvements, if any. Any remaining cash flow is then distributed to the Co-Venturers. The Partnership also received interest income on the balance in its restricted cash account and short-term investments.

The Partnership's only operating costs were general and administrative expenses which primarily include audit and tax return preparation fees, printing and postage costs for quarterly and annual reports, and reimbursements to the General Partners for reimbursable expenses incurred in accordance with the Partnership Agreement. Such general and administrative expenses, which are not expected to fluctuate materially, totaled $50,600 for the three months ended March 31, 1996.

As of February 3, 1996 the space previously leased to Lawrence Jewelry consisting of an entire building has become available. Portions of this space have already been leased to new tenants and the Co-Venturers have determined that an estimated $250,000 in tenant improvements will be necessary. Accordingly, Eden Woods' cash flow from operations has been utilized to fund such improvements. In addition, cash flow in excess of charges for tenant improvements has been held in escrow to pay the first half of the year's property taxes totaling $221,124 which are due on May 15, 1996. There are no other material capital commitments.

Cornell and NewMarket are expected to generate adequate cash flow to fund their own operations. During the quarter ended March 31, 1996, Cornell and NewMarket distributed $116,734 and $44,258 to the Partnership, respectively. As discussed above, cash flow for the first quarter at Eden Woods used to fund the new tenant improvements, as well as property taxes.

The Partnership expects sufficient cash flow to be generated from its Joint Venture investments to meet its current and future operating requirements. However, if the Partnership does not have sufficient funds to meet its future operating requirements, the General Partners, at their sole discretion, may borrow money on behalf of the Partnership from unaffiliated third parties subject to the terms of the Partnership Agreement. The Partnership may also utilize its restricted cash to meet such future operating requirements. If such a circumstance were to occur, the Partnership would thereafter seek to replenish the balance in its restricted cash account.

RESULTS OF OPERATIONS

The decrease in the Partnership's net income for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 is the result of a decrease in interest income and a slight increase in general and administrative expenses.

Cornell's net income increased by $11,000 for the three months ended March 31, 1996 compared to the corresponding 1995 period primarily due an increase in tenant reimbursements for improvements. Eden Woods' net income increased by approximately $4,000 for the three months ended March 31, 1996 primarily due to a decrease in amortization and depreciation expense on prepaid leasing commissions and tenant improvements, respectively. NewMarket's net income decreased by approximately $16,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 due primarily to a decline in rental rates as well as a 5% decrease in occupancy. The retail market in which NewMarket is located continues to experience rapid development including the addition of new superstores. This development has led to increased price competition among the retail segment. Recognizing that high occupancy is vital to the success of a mall, Management has responded to this increased price competition by lowering rental rates so existing tenants do not vacate.

Occupancy at Cornell, Eden Woods, and NewMarket was 95%, 87%, and 91%, respectively, as of March 31, 1996, as compared to 95%, 98%, and 96%, respectively, as of March 31, 1995.

                         PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Incorporated by reference to Item 3 of Form 10-K for the fiscal year ended December 31, 1995.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            None

        (b) REPORTS ON FORM 8-K

            None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 1995.

                             NYLIFE Realty Income Partners I, L.P.


                             By:   NYLIFE Realty Inc.
                                   General Partner




                             By:   /s/   Kevin M. Micucci
                                -----------------------------------
                                         Kevin M. Micucci
                                    President and Controller
                              (Principal Executive, Financial and
                                       Accounting Officer)