Form 10-K/A
period 1995-12-31
NYLIFE REALTY INCOME PARTNERS I L P
filed 1996-05-28
CIK 807626

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-K/A-2

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

                                                1995           1994           1993           1992           1991
                                            -------------  -------------  -------------  -------------  -------------
Total assets at December 31...............  $  14,565,801  $  19,114,353  $  18,529,965  $  18,480,937  $  23,235,833
                                            -------------  -------------  -------------  -------------  -------------
                                            -------------  -------------  -------------  -------------  -------------
Equity in income (loss) from Joint
 Ventures (3).............................  $     248,687  $     765,893  $     311,734  $  (4,686,456) $     626,000
                                            -------------  -------------  -------------  -------------  -------------
                                            -------------  -------------  -------------  -------------  -------------
Net income (loss) -- GAAP basis (2).......  $     157,197  $     615,369  $     158,466  $  (4,856,242) $     470,825
                                            -------------  -------------  -------------  -------------  -------------
                                            -------------  -------------  -------------  -------------  -------------
Net income (loss) -- Tax basis (2)........  $     486,336  $  (1,155,825) $     420,471  $     412,579  $     477,655
                                            -------------  -------------  -------------  -------------  -------------
                                            -------------  -------------  -------------  -------------  -------------
Net income (loss) allocated to partners:
To Limited Partners.......................  $     155,625  $     609,215  $     156,881  $  (4,807,680) $     466,117
                                            -------------  -------------  -------------  -------------  -------------
                                            -------------  -------------  -------------  -------------  -------------
To General Partners.......................  $       1,572  $       6,154  $       1,585  $     (48,562) $       4,708
                                            -------------  -------------  -------------  -------------  -------------
                                            -------------  -------------  -------------  -------------  -------------
Net income (loss) per Unit................  $         .05  $         .21  $         .06  $       (1.70) $         .16
                                            -------------  -------------  -------------  -------------  -------------
                                            -------------  -------------  -------------  -------------  -------------
Cash generated from (used in)
 operations...............................  $      71,646  $     700,795  $      58,242  $     (78,052) $     533,578
Cash distributions to Limited Partners
 (5)......................................      4,581,098        141,697       --             --              779,333
Cash distributions to General Partners....         13,769          1,431       --             --                7,872
                                            -------------  -------------  -------------  -------------  -------------
Total cash distributions (1)..............      4,594,867        143,128       --             --              787,205
                                            -------------  -------------  -------------  -------------  -------------
Cash generated from (used in) operations
 after distributions to Limited Partners
 (4)......................................  $  (4,523,221) $     557,667  $      58,242  $     (78,052) $    (253,627)
                                            -------------  -------------  -------------  -------------  -------------
                                            -------------  -------------  -------------  -------------  -------------
Limited Partner cash distributions per
 Unit.....................................  $        1.62  $         .05  $         .00  $         .00  $         .28
                                            -------------  -------------  -------------  -------------  -------------
                                            -------------  -------------  -------------  -------------  -------------
Number of Units outstanding at December
 31.......................................    2,833,925.5    2,833,925.5    2,833,925.5    2,833,925.5    2,833,925.5
                                            -------------  -------------  -------------  -------------  -------------
                                            -------------  -------------  -------------  -------------  -------------

- --------------------------
(1) In 1991 the General Partners decided to suspend distributions throughout 1992 and 1993 as part of a long-term strategy to preserve the assets and maximize performance of the portfolio. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

(5) Cash distributions to Limited Partners representing a return of capital were $1.62, $.05, $.00, $.00 and $.11, on a per Unit basis, for each of the five years in the period ended December 31, 1995 and $.00 and $1.45 per Unit for each of the three months ended March 31, 1996 and March 31, 1995, respectively.

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

10.6       Agreement for Sale and Purchase of Real Property, Improvements to Realty and
           Personal Property dated September 13, 1988 by and between NewMarket Columbus
           Venture and NYLIFE Realty Partners I -- General Partnership D, as amended, incorporated by reference to Exhibit 10I to Registrant's Registration
           Statement on Form S-11 (Reg. No. 33-10725).*
10.7       Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners
           I -- General Partnership A and Greystone Realty Corporation, incorporated by reference to Exhibit 10.10 to Registrant's annual report on Form 10-K for the years ended December 31, 1989, December 31, 1990 and December 31, 1991.*
10.8       Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners
           I -- General Partnership B and Greystone Realty Corporation, incorporated by reference to Exhibit 10.11 to Registrant's annual report on Form 10-K for the years ended December 31, 1990 and December 31, 1991.*
10.9       Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners
           I -- General Partnership C and Greystone Realty Corporation, incorporated by reference to Exhibit 10.12 to Registrant's annual report on Form 10-K for the years ended December 31, 1990 and December 31, 1991.*
10.10      Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners
           I -- General Partnership D and Greystone Realty Corporation, incorporated by reference to Exhibit 10.13 to Registrant's annual report on Form 10-K for the years ended December 31, 1990 and December 31, 1991.*
10.11      Letter Agreement dated December 18, 1992 by and between NYLIFE Realty
           Partners I -- General Partnership A and Greystone Realty Corporation,
           incorporated by reference to Exhibit 10.11 to Registrant's annual report on
           Form 10-K for the year ended December 31, 1992.*
10.12      Letter Agreement dated December 18,1992 by and between NYLIFE Realty
           Partners I -- General Partnership B and Greystone Realty Corporation,
           incorporated by reference to Exhibit 10.12 to Registrant's annual report on
           Form 10-K for the year ended December 31, 1992.*
10.13      Letter Agreement dated December 18, 1992 by and between NYLIFE Realty
           Partners I -- General Partnership C and Greystone Realty Corporation,
           incorporated by reference to Exhibit 10.13 to Registrant's annual report on
           Form 10-K for the year ended December 31, 1992.*
10.14      Letter Agreement dated December 18, 1992 by and between NYLIFE Realty
           Partners I -- General Partnership D and Greystone Realty Corporation,
           incorporated by reference to Exhibit 10.14 to Registrant's annual report on
           Form 10-K for the year ended December 31, 1992.*
10.15      Agreement for Purchase and Sale of Property (All Cash) dated October 7, 1994 by and between NYLIFE Realty Partners I -- General Partnership B by and
           through Greystone Realty Corporation, Principal Mutual Life Insurance
           Company and Chicago Title Insurance Company, incorporated by reference to
           Exhibit 2.1 to Registrant's current report on Form 8-K dated December 20,
           1994.*
27         Financial Data Schedule.*

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

May 28, 1996                              By:        /s/ KEVIN M. MICUCCI

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

May 28, 1996                              By:        /s/ KEVIN M. MICUCCI

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

    The terms of the Partnership Agreement, dated June 10, 1987, provide that all Joint Venture income, losses and distributions, generally, will be apportioned pro-rata among the Partnership and the Co-Venturer in proportion to their respective contributions (exclusive of the Partnership's contribution for Acquisition Fees).

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

                     NYLIFE REALTY INCOME PARTNERS I, L.P.
                            (A LIMITED PARTNERSHIP)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1995 AND 1994

NOTE 11 -- SUBSEQUENT EVENT (CONTINUED)
various partnerships (the "Proprietary Partnerships"), including violation of various laws and regulations and claims of continuing fraudulent conduct. The plaintiffs have asked for compensatory damages for their lost original investment, plus interest, costs (including attorneys fees), punitive damages, disgorgement of any earnings, compensation and benefits received by the defendants as a result of the alleged actions and other unspecified relief to which plaintiffs may be entitled. These suits were amended and refiled in a consolidated action in the United States District Court for the Southern District of Florida (the "Court") on March 18, 1996. In the federal action, the plaintiffs added Realty and CNP as defendants and included allegations concerning the Partnership. The Partnership is not a defendant in the litigation.

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

    Under the terms of the Settlement Agreement, any settling Limited Partners will receive at least a complete return of their original investment, less distributions received prior to the final settlement date, in exchange for a release of any and all claims a Limited Partner may have against the defendants in connection with the Proprietary Partnership, including the Partnership, and all activities related to the dissolution and liquidation of such partnerships. Payments under the Settlement Agreement will be made by NYLIFE Realty, as paying agent for NYLIFE Inc., directly to each Settling Limited Partner, who will grant NYLIFE Realty a security interest in such Settling Limited Partner's Units and liquidating distributions received from the Partnership to secure repayment of a portion of such settlement payments.

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

    The Joint Venture's investments in the Properties are carried at the lower of depreciated historical cost or estimated net realizable value. The Joint Ventures periodically review their investments for declines in net realizable values, to amounts below recorded balances based upon their present investment strategies. Future changes and other circumstances may affect estimates of net realizable values and therefore the carrying amount of investments (see Note 6).

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

NOTE 7 -- SUBSEQUENT EVENT
    Two class action lawsuits were filed against the Co-Venturer and certain other affiliates of the General Partners in the District Court of Harris County, Texas on January 11, 1996, styled GRIMSHAWE V. NEW YORK LIFE INSURANCE CO., ET AL. (No. 96-001188) and SHEA V. NEW YORK LIFE INSURANCE CO., ET AL. (No. 96-001189) alleging misconduct in connection with the original sale of investment units in various partnerships, including violation of various laws and regulations and claims of continuing fraudulent conduct. The plaintiffs have asked for compensatory damages for their lost original investment, plus interest, costs (including attorneys fees), punitive damages, disgorgement of any earnings, compensation and benefits received by the defendants as a result of the alleged actions and other unspecified relief to which plaintiffs may be entitled. These suits were amended and refiled in a consolidation action in the United States District Court for the Southern District of Florida (the "Court") on March 18, 1996. In the federal action, the plaintiffs added Realty and CNP as defendants and included allegations concerning the Partnership. The plaintiffs purport to represent a class of all persons (the "Class") who purchased or otherwise assumed rights and title to interests in certain limited partnerships, including the Partnership, and other programs created, sponsored, marketed, sold, operated or managed by the defendants (the "Proprietary Partnerships"). The Partnership is not a defendant in the litigation.

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

    In coordination with the proposed settlement (the "Settlement"), the General Partners will solicit consents of the Limited Partners for the dissolution of the Partnership.

            CORNELL PLAZA OFFICE BUILDING, PARKLANE OFFICE BUILDING, EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
                     NOTES TO COMBINED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994

NOTE 7 -- SUBSEQUENT EVENT (CONTINUED)
    Under the terms of the Settlement Agreement, any settling Limited Partners will receive at least a complete return of their original investment, less distributions received prior to the final settlement date, in exchange for a release of any and all claims a Limited Partner may have against the defendants in connection with the Proprietary Partnerships, including the Partnership, and all activities related to the dissolution and liquidation of such partnerships. Payments under the Settlement Agreement will be made by NYLIFE Realty, as paying agent for NYLIFE Inc., directly to each Settling Limited Partner, who will grant NYLIFE Realty a security interest in such Settling Limited Partner's Units and liquidating distributions received from the Partnership to secure repayment of a portion of such settlement payments.

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