Form 10-Q/A
period 1996-03-31
NYLIFE REALTY INCOME PARTNERS I L P
filed 1996-05-28
CIK 807626

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-Q/A-1



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
                               BALANCE SHEETS
                 AS OF MARCH 31, 1996 AND DECEMBER 31, 1995

                                                      1996
ASSETS                                             (UNAUDITED)          1995
- ------                                             -----------      -----------
Cash and cash equivalents                          $   828,769      $   688,977
Restricted cash                                        283,392          283,392
Investments in real estate joint ventures           13,491,084       13,590,960
Other assets - net                                       2,149            2,472
                                                   -----------      -----------
      Total assets                                 $14,605,394      $14,565,801
                                                   -----------      -----------
                                                   -----------      -----------

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Due to affiliates                                  $    25,000      $       -

Accrued liabilities                                     85,211           94,058
                                                   -----------      -----------

      Total liabilities                                110,211           94,058
                                                   -----------      -----------

Partners' capital
   General Partners:
      Capital contributions                              2,000            2,000
      Accumulated deficit                               (8,869)          (9,103)
      Cumulative distributions                         (66,470)         (66,470)
                                                   -----------      -----------
                                                       (73,339)         (73,573)
                                                   -----------      -----------
   Limited Partners:
      Capital contributions
        net of public offering expenses             25,032,724       25,032,724
      Accumulated deficit                             (878,165)        (901,371)
      Cumulative distributions                      (9,586,037)      (9,586,037)
                                                   -----------      -----------
                                                    14,568,522       14,545,316
                                                   -----------      -----------

   Total partners' capital                          14,495,183       14,471,743
                                                   -----------      -----------

   Total liabilities and partners' capital         $14,605,394      $14,565,801
                                                   -----------      -----------
                                                   -----------      -----------

              The accompanying Notes to Financial Statements are
                    an integral part of these statements.

                    NYLIFE REALTY INCOME PARTNERS I, L.P.
                            (A LIMITED PARTNERSHIP)
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)




INCOME                                                 1996            1995
- ------                                              ----------      ----------
Equity in income from Joint Venture operations      $   61,116      $   63,314

Interest                                                12,924          33,355
                                                    ----------      ----------
   Total income                                         74,040          96,669
                                                    ----------      ----------

EXPENSES
- --------
General and administrative                              25,600          17,565
General and administrative - related party              25,000          25,000
                                                    ----------      ----------
   Total expenses                                       50,600          42,565
                                                    ----------      ----------
      Net income                                    $   23,440      $   54,104
                                                    ----------      ----------
                                                    ----------      ----------

NET INCOME ALLOCATED
- --------------------
General Partners                                    $      234      $      541
Limited Partners                                        23,206          53,563
                                                    ----------      ----------
                                                    $   23,440      $   54,104
                                                    ----------      ----------
                                                    ----------      ----------

Net income per Unit                                 $      .01      $      .02
                                                    ----------      ----------
                                                    ----------      ----------

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

                                                                            TOTAL
                                              LIMITED        GENERAL       PARTNERS'
                                              PARTNERS       PARTNERS      CAPITAL
                                           -------------   ----------    -------------
Capital (deficit) at January 1, 1995       $  18,970,789   $  (61,376)   $  18,909,413

Net income                                       155,625        1,572          157,197

Distributions to partners                     (4,581,098)     (13,769)      (4,594,867)
                                           -------------   ----------    -------------

Capital (deficit) at December 31, 1995        14,545,316      (73,573)      14,471,743

Net income                                        23,206          234           23,440
                                           -------------   ----------    -------------

Capital (deficit) at March 31, 1996        $  14,568,522   $  (73,339)   $  14,495,183
                                           -------------   ----------    -------------
                                           -------------   ----------    -------------


              The accompanying Notes to Financial Statements are
                     an integral part of these statments.

                    NYLIFE REALTY INCOME PARTNERS I, L.P.
                           (A LIMITED PARTNERSHIP)
                          STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                        1996            1995
                                                                     ----------      ------------
Cash flows from operating activities:

Net income                                                           $   23,440      $     54,104
                                                                     ----------      ------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in income from joint venture operations                      (61,116)          (63,314)
    Cash distributions from joint ventures                               61,116            63,314

  Changes in assets and liabilities:
    Decrease in other assets                                                323            24,929
    Increase (decrease) in due to affiliates                             25,000           (75,000)
    Decrease in accrued liabilities                                      (8,847)          (27,254)
                                                                     ----------      ------------
      Total adjustments                                                  16,476           (77,325)
                                                                     ----------      ------------

      Net cash provided by operating activities                          45,916           (23,221)
                                                                     ----------      ------------
Cash flows from investing activities:

    Cash distributions from joint ventures in excess of earnings
       (return of capital)                                               93,876         3,358,700
                                                                     ----------      ------------
Cash flows from financing activities:

    Distributions to partners                                               -          (4,129,702)
                                                                     ----------      ------------
Net increase (decrease) in cash and cash equivalents                    139,792          (794,223)

Cash and cash equivalents at beginning of period                        688,977         1,362,676
                                                                     ----------      ------------
Cash and cash equivalents at end of period                           $  828,769      $    568,453
                                                                     ----------      ------------
                                                                     ----------      ------------

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

NOTE 2 - INVESTMENT IN REAL ESTATE JOINT VENTURES

A summary of the financial information for the Joint Ventures as of March 31, 1996 is presented below:

                                                           EDEN
BALANCE SHEETS                              CORNELL        WOODS        NEWMARKET       TOTAL
- --------------                              -------        -----        ---------       -----
Land                                      $1,128,832     $1,765,928    $1,773,046    $ 4,667,806
Building and improvements                  9,840,813     10,457,194     9,667,612     29,665,619
Accumulated depreciation                  (3,331,943)    (2,898,452)   (3,013,217)    (9,243,612)
Other assets                                 429,671      1,023,404       665,892      2,118,967
Accrued liabilities                         (142,519)      (350,494)     (181,021)      (674,034)
Co-Venturer's equity                      (3,118,869)    (5,326,608)   (5,486,989)   (13,932,466)
                                          ----------     ----------    ----------    -----------
Partnership's equity in Joint Ventures    $4,805,986     $4,670,971    $ 3,425,321   $12,902,278
                                          ----------     ----------    ----------    -----------
                                          ----------     ----------    ----------    -----------

Represented by:
Partnership's equity
  investment in  Joint Ventures
  at January 1, 1996                      $4,905,324     $4,804,232    $3,906,801    $13,616,357
Joint Venture income                          17,395         12,772        36,948         67,116
Cash distributions                          (116,734)             -       (44,258)      (160,992)
                                          ----------     ----------    ----------    -----------
Net equity investment                      4,805,986      4,817,004     3,899,491     13,522,481


Interest                                           -        (72,377)     (300,910)      (373,287)
Acquisition fees                                   -        (73,656)     (173,260)      (246,916)
Amortization of interest and
  acquisition fees                                 -          7,483        23,914         31,397
                                          ----------     ----------    ----------    -----------
Partnership's equity in Joint
  Ventures at March 31, 1996              $4,805,986     $4,678,454    $3,449,235    $12,933,675
                                          ----------     ----------    ----------    -----------
                                          ----------     ----------    ----------    -----------

The following is a summary of the operations of Cornell Plaza, Eden Woods and NewMarket for the three months ended March 31, 1996:

                                         EDEN
OPERATIONS               CORNELL         WOODS       NEWMARKET       TOTAL
- ----------               -------        -------      ---------     --------
Net operating income     $27,484        $23,230       $82,649      $133,363
Interest income            1,508          3,910         1,669         7,088
                         -------        -------       -------      --------
Net income               $28,992        $27,141       $84,318      $140,451
                         -------        -------       -------      --------
                         -------        -------       -------      --------

Net income allocated
To Co-Venturer           $11,597        $14,368       $47,370      $ 73,335
To Partnership            17,395         12,772        36,948        67,116
                         -------        -------       -------      --------
                         $28,992        $27,141       $84,318      $140,451
                         -------        -------       -------      --------
                         -------        -------       -------      --------

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

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 28, 1995.

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