Form 10-Q
period 1996-06-30
NYLIFE REALTY INCOME PARTNERS I L P
filed 1996-08-13
CIK 807626

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended JUNE 30, 1996
                               -------------
                                          OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from ________________________

Commission file number 0-16859
                       -------

                        NYLIFE REALTY INCOME PARTNERS I, L.P.
                        -------------------------------------
                (Exact name of registrant as specified in its charter)


             DELAWARE                       13-3410538
             --------                       ----------
    (State or other jurisdiction         (I.R.S. Employer
  of incorporation or organization)      Identification No.)

51 MADISON AVENUE, NEW YORK, NEW YORK            10010
- -------------------------------------            -----
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (212)  576-6456
                                                   ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes X          No
        ---          ---

                        NYLIFE Realty Income Partners I, L.P.
                               (a limited partnership)
                                    June 30, 1996



                                        INDEX


                                                                     PAGE NO.

Part I -    Financial Information (Unaudited)

            Item 1. Financial Statements

            Statement of Net assets as of June 30, 1996                   3

            Balance Sheet as of December 31, 1995                         4

            Statements of Operations for the Three and Six
            Months Ended June 30, 1996 and 1995                           5

            Statements of Partners' Capital (Deficit) for the
            Six Months Ended June 30, 1996 and
            for the Year Ended December 31, 1995                          6

            Statements of Cash Flows for the Six Months
            Ended June 30, 1996 and 1995                                  7

            Notes to Financial Statements                                 8

            Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 12

Part II -   Other Information                                             14

            Item 2. Changes in Securities                                 14

            Item 4. Submission of Matters to a Vote of
            Security Holders                                              14

            Item 6. Exhibits and Reports on Form 10-K                     14

            Signatures                                                    15

                        NYLIFE Realty Income Partners I, L.P.
                           (In The Process of Liquidation)
                               Statement of Net  Assets
                                 as of June 30, 1996


                                                                  1996
ASSETS                                                         (UNAUDITED)

Cash and cash equivalents                                      $   589,448
Restricted cash                                                    283,392
Due from affiliates                                                 50,450
Investments in real estate joint ventures                       11,901,173
Other assets                                                           636
                                                             ---------------
          Total assets                                      $   12,825,099
                                                             ---------------
                                                             ---------------


LIABILITIES AND PARTNERS' CAPITAL



Accrued liabilities                                            $   109,386
                                                             ---------------

      Total liabilities                                            109,386
                                                             ---------------

Partners' capital
  General Partners:
    Capital contributions                                            2,000
    Accumulated deficit                                            (23,801)
    Cumulative distributions                                       (69,333)
                                                             ---------------
                                                                   (91,134)

                                                             ---------------

  Limited Partners:
    Capital contributions
      net of public offering expenses                           25,032,724
    Accumulated deficit                                         (2,356,448)
    Cumulative distributions                                    (9,869,429)
                                                             ---------------
                                                                12,806,847
                                                             ---------------

  Total partners' capital                                       12,715,713
                                                             ---------------

  Total liabilities and partners' capital                   $   12,825,099
                                                             ---------------
                                                             ---------------

                  The accompanying Notes to Financial Statements are
                         an integral part of this statement.

                        NYLIFE Realty Income Partners I, L.P.
                               (a limited partnership)
                                    Balance Sheet
                                  December 31, 1995


ASSETS

Cash and cash equivalents                                   $      688,977
Restricted cash                                                    283,392
Investments in real estate joint ventures                       13,590,960
Other assets - net                                                   2,472
                                                             ---------------


      Total assets                                          $   14,565,801
                                                             ---------------
                                                             ---------------

LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                         $       94,058
                                                             ---------------

      Total liabilities                                             94,058
                                                             ---------------

Partners' capital
   General Partners:
      Capital contributions                                          2,000
      Accumulated deficit                                           (9,103)
      Cumulative distributions                                     (66,470)
                                                             ---------------
                                                                   (73,573)
                                                             ---------------

   Limited Partners:
      Capital contributions
        net of public offering expenses                         25,032,724
      Accumulated deficit                                         (901,371)
      Cumulative distributions                                  (9,586,037)

                                                             ---------------
                                                                14,545,316
                                                             ---------------

   Total partners' capital                                      14,471,743
                                                             ---------------

   Total liabilities and partners' capital                  $   14,565,801
                                                             ---------------
                                                             ---------------


                  The accompanying Notes to Financial Statements are
                         an integral part of these statements.

                        NYLIFE Realty Income Partners I, L.P.
                               (a limited partnership)
                               Statements of Operations
                                     (Unaudited)


                                                      For the Three Months Ended              For the Six Months Ended
                                                               June 30,                              June 30,
                                                  -----------------------------------------------------------------------
INCOME                                               1996                1995                1996                1995
                                               --------------       -------------      --------------      --------------

Equity in income  from
joint venture operations                       $         -          $    113,734       $           -       $     177,048
Interest                                              11,346               7,741              24,269              41,096
                                               --------------       -------------      --------------      --------------

   Total income                                       11,346             121,475              24,269             218,144
                                               --------------       -------------      --------------      --------------

EXPENSES

Equity in loss from
joint venture operations                           1,485,560                -              1,418,444                -
General and administrative                              -                 29,905              25,600              47,470
General and administrative-related party              25,000              25,000              50,000              50,000
                                               --------------       -------------      --------------      --------------

   Total expenses                                  1,510,560              54,905           1,494,044              97,470
                                               --------------       -------------      --------------      --------------
      Net income (loss)                        $  (1,499,214)       $     66,570       $  (1,469,775)      $     120,674
                                               --------------       -------------      --------------      --------------
                                               --------------       -------------      --------------      --------------

NET INCOME (LOSS) ALLOCATED

General Partners                               $     (14,992)       $        666       $     (14,698)      $       1,207
Limited Partners                                  (1,484,222)             65,904          (1,455,077)            119,467
                                               --------------       -------------      --------------      --------------
                                               $  (1,499,214)       $     66,570       $  (1,469,775)      $     120,674
                                               --------------       -------------      --------------      --------------
                                               --------------       -------------      --------------      --------------

Net income (loss) per unit                     $       (0.52)       $       0.02       $       (0.51)      $        0.04
                                               --------------       -------------      --------------      --------------
                                               --------------       -------------      --------------      --------------

Number of Units                                  2,833,925.5         2,833,925.5         2,833,925.5         2,833,925.5
                                               --------------       -------------      --------------      --------------
                                               --------------       -------------      --------------      --------------


                  The accompanying Notes to Financial Statements are
                         an integral part of these statements.

                        NYLIFE Realty Income Partners I, L.P.
                               (a limited partnership)
                      Statements of Partners' Capital (Deficit)
                  for the Six Months Ended June 30, 1996 (Unaudited)
                       and for the Year Ended December 31, 1995



                                                                                           Total
                                                 Limited             General             Partners'
                                                 Partners            Partners             Capital
                                             ---------------        ------------     ---------------

Capital (deficit) at January 1, 1995         $   18,970,789         $   (61,376)     $   18,909,413

Net income                                          155,625               1,572             157,197

Distributions to partners                        (4,581,098)            (13,769)         (4,594,867)
                                             ---------------        ------------     ---------------

Capital (deficit) at December 31, 1995           14,545,316             (73,573)         14,471,743

Net (loss)                                       (1,455,077)            (14,698)         (1,469,775)

Distributions to partners                          (283,392)             (2,863)           (286,255)
                                             ---------------        ------------     ---------------

Capital (deficit) at June 30, 1996           $   12,806,847         $   (91,134)     $   12,715,713
                                             ---------------        ------------     ---------------
                                             ---------------        ------------     ---------------


                  The accompanying Notes to Financial Statements are
                         an integral part of these statements.

                        NYLIFE Realty Income Partners I, L.P.
                               (a limited partnership)
                               Statements of Cash Flows
                   for the Six Months Ended June 30, 1996 and 1995



                                                                       1996                1995
                                                                  ---------------     ---------------

Cash flows from operating activities:
                                                                  ---------------     ---------------

Net income (loss)                                                $   (1,469,775)     $      120,674
                                                                  ---------------     ---------------

Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Equity in (income) loss from joint venture operations           1,418,444            (177,048)
      Cash distributions from joint ventures                               -                177,048
      Amortization of interest and acquisition fees                      12,544                -

  Changes in assets and liabilities:
      (Increase) in due from affiliates                                 (50,450)               -
      Decrease in other assets                                            1,836              27,803
      Increase (decrease) in accrued liabilities                         15,328            (100,704)
                                                                  ---------------     ---------------
        Total adjustments                                             1,397,702             (72,901)
                                                                  ---------------     ---------------

        Net cash provided by (used in) operating activities             (72,073)             47,773
                                                                  ---------------     ---------------

Cash flows from investing activities:
      Cash distributions from joint ventures in excess of
        earnings (return of capital)                                    258,799           3,342,808
                                                                  ---------------     ---------------

Cash flows from financing activities:
      Distributions to partners                                        (286,255)         (4,308,612)
                                                                  ---------------     ---------------

Net (decrease) in cash and cash equivalents                             (99,529)           (918,031)

Cash and cash equivalents at beginning of period                        688,977           1,362,676
                                                                  ---------------     ---------------

Cash and cash equivalents at end of period                       $      589,448      $      444,645
                                                                  ---------------     ---------------
                                                                  ---------------     ---------------

                  The accompanying Notes to Financial Statements are
                         an integral part of these statements.

                        NYLIFE REALTY INCOME PARTNERS I, L.P.
                             (IN PROCESS OF LIQUIDATION)
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

As discussed in further detail in Note 2, on July 1, 1996, the limited partners of the Partnership approved the dissolution of the Partnership. As a result, the Partnership has changed its basis of accounting for the period subsequent to June 30, 1996, from the historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnerships' assets at June 30, 1996 are reported at estimated net realizable value, and the Partnerships' liabilities are presented at estimated settlement amounts.



Investments in real estate Joint Ventures at June 30, 1996 are recorded at fair value based on appraisals performed on the Joint Venture Properties, less estimated costs to sell, as of December 15, 1995 for Cornell and NewMarket and December 31, 1995 for Eden Woods. Management believes that no material changes to the fair market value of the Joint Venture Properties have occurred between the appraisal dates and June 30, 1996. For all other assets and liabilities presented on the liquidation basis of accounting, the General Partner believes that historical cost approximates fair market value. The net effect of the revaluation of the Partnership's assets and liabilities due to the adoption of the liquidation basis of accounting was a downward adjustment of $1,469,124, to the Partnership's investments in real estate joint ventures. This amount was reported on the statements of operations for the periods ended June 30, 1996 and included in equity in loss from joint venture operations (Note 4). The balance sheet at December 31, 1995, and the accompanying statements of operations, partners' capital and cash flows were prepared using the historical cost basis of accounting.

The accompanying financial statements include the accounts of the Partnership including its investments in NYLIFE Realty Partners I - General Partnership A (Cornell), General Partnership C (Eden Woods), and General Partnership D (NewMarket) (collectively, the "Joint Ventures") to which the equity method of accounting has been applied.

The summarized financial information contained herein is unaudited, however, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of financial information have been included. The accompanying financial statements and related notes should be read in conjunction with the Partnership's 1995 Annual Report on Form 10-K/A-1.

Capitalized terms used in these Notes to Financial Statements, unless otherwise defined herein, shall have the meanings set forth in the Partnership Agreement.

NOTE 2 - LIQUIDATION

Two class action lawsuits were filed against the Co-Venturer and certain other affiliates of the General Partners in the District Court of Harris County, Texas on January 11, 1996, styled Grimshawe v. New York Life Insurance Co., et al. (No. 96-001188) and Shea v. New York Life Insurance Co., et al. (No. 96-001189) alleging misconduct in connection with the original sale of investment units in various partnerships, including violation of various federal and state laws and regulations and claims of continuing fraudulent conduct. The plaintiffs asked for compensatory damages for their lost original investment, plus interest, costs (including attorneys fees), punitive damages, disgorgement of any earnings, compensation and benefits received by the defendants as a result of the alleged actions and other unspecified relief to which plaintiffs might have been entitled. These suits were amended and refiled in a consolidated action in the United States District Court for the Southern District of Florida (the "Court") on March 18, 1996. In the federal action, the plaintiffs added NYLIFE Realty as a defendant and included allegations concerning the Partnership. The plaintiffs purported to represent a class of all persons (the "Class") who purchased or otherwise assumed rights and title to interests in certain limited partnerships, including the Partnership, and other programs created, sponsored, marketed, sold, operated or managed by the defendants (the "Proprietary Partnerships"). The Partnership was not a defendant in the litigation.

The defendants expressly denied any wrongdoing alleged in the complaint and concede no liability or wrongdoing in connection with the sale of the Units or the structure of the Proprietary Partnerships. Nevertheless, to reduce the burden of protracted litigation, the defendants entered into a Stipulation of Settlement ("Settlement Agreement") with the plaintiffs because in their opinion such Settlement would (i) provide substantial benefits to the Class in a manner consistent with New York Life's position that it had previously determined to wind up most of the Proprietary Partnerships, including the Partnership, through orderly liquidation as the continuation of the business no longer serves the intended objectives of either the owners of interests in such Proprietary Partnerships or the defendants and to offer the investors an enhancement to the liquidating distribution they would otherwise receive and (ii) provide an opportunity to wind up such partnerships on a schedule favorable to the Class and resolve the issues raised by the lawsuit.

In coordination with the proposed settlement, the General Partners solicited the approval of the limited partners for the dissolution of the Partnership. On July 1, 1996, the expiration date for the solicitation of such consents, the limited partners of the Partnership approved the dissolution and termination of the Partnership. NYLIFE Realty Inc., as liquidator, has commenced the process of winding up the Partnership.

Final approval of the Settlement Agreement was given by the Court on July 3, 1996. The Settlement Agreement became final on August 5, 1996, the date on which the period for appeal of the Settlement Agreement expired. Under the terms of the Settlement Agreement, each settling limited partner will receive a complete return of his original investment, less distributions received prior to the final settlement date; if a settling limited partner has already received such referenced net return prior to or as a result of the payment of the liquidation advance provided for under the Settlement, such settling limited partner will also receive the greater of (a) $10 per unit of limited partner interest or (b) $200 in addition to the liquidation advance. NYLIFE Inc., the sole stockholder of NYLIFE Realty, Inc., will deposit funds into a trust account for the benefit of NYLIFE Realty, Inc. to ensure the payments to settling limited partners under the Settlement Agreement. NYLIFE Realty Inc., will act as paying agent for NYLIFE Inc. with respect to the payments. In exchange for the settlement benefits, the settling limited partners will release any and all claims that the settling limited partner may have against the defendants in connection with any and all causes of action related to the Proprietary Partnerships and all activities related to the dissolution and liquidation of such partnerships.

NOTE 3 - ADOPTION OF NEW ACCOUNTING STANDARD

During the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In connection with the adoption of the liquidation basis of accounting (Note 1), the underlying Joint Venture Properties were written down to fair value less estimated costs to sell and the Partnership recorded a downward adjustment of $1,469,124 which is included in equity in loss from joint venture operations on the accompanying statements of operations.

NOTE 4 - INVESTMENTS IN REAL ESTATE JOINT VENTURES

A summary of the financial information for the Joint Ventures as of June 30, 1996 is presented below:



Balance Sheets                               Cornell       Eden Woods      NewMarket        Total
- --------------                                -------       ----------      ---------        -----
Land                                        $1,027,580     $1,669,758     $1,619,290     $4,316,628
Building and improvements                    9,269,066     10,127,364      9,105,207     28,501,637
Accumulated depreciation                    (3,456,645)    (3,057,122)    (3,124,496)    (9,638,263)
Other assets                                   218,519        520,438        224,306        963,263
Accrued liabilities                            149,879        157,382        164,829        472,090
Co-Venturer's equity                         2,712,385      4,853,045      4,787,379     12,352,809
                                             ----------    -----------     ----------    -----------
Partnership's equity in Joint Ventures      $4,196,257     $4,252,892     $2,881,219    $11,330,367
                                             ----------    -----------     ----------    -----------
                                             ----------    -----------     ----------    -----------

Represented by:
Partnership's equity in Joint Ventures
  at January 1, 1996                        $4,905,324     $4,798,194     $3,886,942    $13,590,460
Joint Venture (loss)                          (559,371)      (408,192)      (450,925)    (1,418,488)
Cash distributions                            (149,696)          -          (109,102)      (258,799)
                                             ----------    -----------     ----------    -----------
Net equity investment                        4,196,257      4,390,002      3,326,915     11,913,173


Interest                                          -           (72,377)      (300,910)      (373,287)
Acquisition fees                                  -           (73,656)      (173,260)      (246,916)
Accumulated amortization of interest
and acquisition fees                              -             8,923         28,474         37,397
                                             ----------    -----------     ----------    -----------
Partnership's equity in Joint Ventures
  at June 30, 1996                          $4,196,257     $4,252,892     $2,881,219    $11,318,367
                                             ----------    -----------     ----------    -----------
                                             ----------    -----------     ----------    -----------



The following is a summary of the operations of Cornell, Eden Woods and NewMarket for the six months ended June 30, 1996:



Operations                                   Cornell       Eden Woods      NewMarket        Total
- ----------                                    -------       ----------      ---------        -----

Net operating income (loss)                    $(9,337)       $(1,260)      $118,088       $107,491
Interest income                                   -             7,656          3,384         11,040
Effect of adoption of liquidation
basis of accounting                           (922,948)      (873,782)    (1,150,511)    (2,947,241)
                                             ----------    -----------     ----------    -----------
Net (loss)                                   $(932,285)     $(867,386)   $(1,029,039)   $(2,828,710)
                                             ----------    -----------     ----------    -----------
                                             ----------    -----------     ----------    -----------
Net (loss) allocated
To Co-Venturer                               $(372,914)     $(459,194)     $(578,114)   $(1,410,222)
To Partnership                                (559,371)      (408,192)      (450,925)    (1,418,488)
                                             ----------    -----------     ----------    -----------
                                             $(932,285)     $(867,386)   $(1,029,039)   $(2,828,710)
                                             ----------    -----------     ----------    -----------
                                             ----------    -----------     ----------    -----------



NOTE 5 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The following is a summary of the amounts earned by the General Partners and their Affiliates for the six months ended June 30, 1996 and 1995 as defined in the Partnership Agreement:



                                                            Earned for the      Earned for the
                                           Unpaid at       six months ended    six months ended
                                         June 30,1996       June 30, 1996       June 30, 1995
                                         ------------       -------------       -------------
Property management fees (1)                 -                $69,330             $69,330
Reimbursement of general and
  administrative expenses paid
  by the General Partners                  50,000              50,000              50,000
                                           -------            --------            --------
                                          $50,000            $119,330            $119,330
                                           -------            --------            --------
                                           -------            --------            --------



(1) Costs associated with property management fees are borne by the Joint Ventures.

The above amounts are allocable to the General Partners and their Affiliates as follows:




                                                            Earned for the      Earned for the
                                           Unpaid at       six months ended    six months ended
                                         June 30,1996       June 30, 1996       June 30, 1995
                                         ------------       -------------       -------------
NYLIFE Realty Inc. and Affiliates         $50,000             $50,000             $50,000
Greystone Realty Corporation (2)             -                 69,330              69,330
                                           -------            --------            --------
                                          $50,000            $119,330            $119,330
                                           -------            --------            --------
                                           -------            --------            --------



(2) Under no circumstances will the amount charged to the Partnership in respect of Greystone Realty Corporation ("Greystone"), an affiliate of New York Life Insurance Company, exceed the limitations on payments to affiliates set forth in the Partnership Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
The Partnership's cash balance of $589,448 at June 30, 1996 includes $109,386 to pay accrued liabilities, and cash generated from operations of the Joint Ventures and distributed to the Partnership.

During the process of winding up and liquidating the Joint Ventures and the Partnership, the Partnership will no longer pay any semi-annual distributions to the partners. However, upon the sale of the Partnership's assets, payment of the Partnership's liabilities and provision for contingent liabilities, liquidating distributions will be paid to the partners. Liquidating distributions paid to the settling limited partners will be subject to the terms of the Settlement Agreement.

RESULTS OF OPERATIONS
As discussed in further detail in Note 2, on July 1, 1996, the limited partners of the Partnership approved the dissolution of the Partnership. As a result, the Partnership has changed its basis of accounting for the period subsequent to June 30, 1996, from the historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnerships' assets at June 30, 1996 are reported at estimated net realizable value, and the Partnerships' liabilities are presented at estimated settlement amounts. The net effect of the revaluation of the Partnership's assets and liabilities due to the adoption of the liquidation basis of accounting was a downward adjustment of $1,469,124, to the Partnership's investments in real estate joint ventures. This amount was reported on the statements of operations for the periods ended June 30, 1996 and included in equity in loss from joint venture operations.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995
The decrease in the Partnership's net income for the three months ended June 30, 1996 as compared to the corresponding period in 1995 is due primarily to the write-down of assets to their net realizable values in accordance with liquidation basis accounting. Write-downs totaling $2,947,241 were taken at the joint venture level, which reduced the Partnership's equity in income from joint venture operations by $1,469,124.

Cornell's net income decreased by approximately $1,015,000 for the three months ended June 30, 1996 compared to the corresponding 1995 period. Asset write-downs totaled $922,948, consisting of a property write-down of $675,016 to its appraised value less estimated costs to sell and the write-off of deferred costs totaling $247,932. The remaining decrease in income resulted from a decrease in rental income of approximately $52,000, and an increase in operating expenses of approximately $50,000 which was partially offset by a decrease in depreciation of approximately $10,000. Rental income decreased as a result of a decrease in occupancy. Operating expenses increased primarily due to the payment of legal fees totaling approximately $35,000 for the successful appeals of real estate tax assessments for 1991 and 1992.

Eden Woods' net income decreased by approximately $905,000 for the three months ended June 30, 1996 compared to the corresponding 1995 period. Asset write-downs totaled $873,782, consisting of a property write-down of $506,157 to its appraised value less estimated costs to sell and the write-off of deferred costs totaling $367,625. The remaining decrease in net income of approximately $30,000 was due primarily to a decrease in occupancy.

NewMarkets' net income decreased by approximately $1,273,000 for the three months ended June 30, 1996 compared to the corresponding 1995 period. Asset write-downs totaled $1,150,511, consisting of a property write-down of $732,171 to its appraised value less estimated costs to sell and the write-off of deferred costs totaling $418,340. The remaining decrease in net income of approximately $120,000 for the quarter resulted primarily from an increase in operating expenses and real estate taxes. Real estate taxes in the second quarter of 1995 were significantly lower than normal due to an offsetting property tax refund of $52,000 resulting from a successful certiorari of 1994's tax assesment. Higher operating expenses during the 1996 quarter included increased expenditures for advertsising and promotion, as well as higher repair and maintenance costs for NewMarket's roof and parking lot.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995 The decrease in the Partnership's net income for the six months ended June 30, 1996 as compared to the corresponding period in 1995 is due primarily to the write-down of assets to their net realizable values in accordance with liquidation basis accounting. Write-downs totaling $2,947,241 were taken at the joint venture level, which reduced the Partnership's equity in income from Joint Venture operations by $1,469,124.

Cornell's net income decreased by approximately $1,003,000 for the six months ended June 30, 1996 compared to the corresponding 1995 period. Asset write-downs totaled $922,948, consisting of a property write-down of $675,016 to its appraised value less estimated costs to sell and the write-off of deferred costs totaling $247,932. The remaining decrease in net income resulted primarily due to a decrease in rental income as well as an increase in property operating expenses.

Eden Woods' net income decreased by approximately $909,000 for the six months ended June 30, 1996 compared to the corresponding 1995 period. Asset write-downs totaled $873,782, consisting of a property write-down of $506,157 to its appraised value less estimated costs to sell and the write-off of deferred costs totaling $367,625. The remaining reduction in net income of approximately $25,000 resulted primarily from a decrease in occupancy.

NewMarkets' net income decreased by approximately $1,290,000 for the six months ended June 30, 1996 compared to the corresponding 1995 period. Asset write-downs totaled $1,150,511, consisting of a property write-down of $732,171 to its appraised value less estimated costs to sell and the write-off of deferred costs totaling $418,340. Net income decreased by approximately $139,500 for the six months ended June 30, 1996 as compared to the corresponding period in 1995 due primarily to a decline in rental rates. The retail market in which NewMarket is located continues to experience rapid development including the addition of new superstores. This development has led to increased price competition among the retail segment. Recognizing that high occupancy is vital to the success of a mall, management has responded to this increased price competition by lowering rental rates so existing tenants do not vacate.

Occupancy at Cornell, Eden Woods, and NewMarket was 95%, 87%, and 93%, respectively, as of June 30, 1996, as compared to 97%, 98%, and 93%, respectively, as of June 30, 1995.

                              PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

         During the process of winding up and liquidating the Partnership, the Partnership will no longer pay any semi-annual cash distributions to the partners. However, upon the sale of the Partnership's assets, payment of the Partnership's liabilities and provision for contingent liabilities, liquidating distributions will be paid to the partners. Liquidating distributions paid to the settling limited partners will be subject to the terms of the Settlement Agreement.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Through a consent solicitation of limited partners that expired on July 1, 1996, the limited partners of the Partnership approved the proposal to dissolve and terminate the Partnership. The number of consents and abstentions with respect to the proposal is set forth below:

                        Affirmative         Withheld
                         Consents           Consents           Abstentions

Dissolution Proposal   2,218,726.978       44,834.587           25,991.438




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

              None

         (b) REPORTS ON FORM 8-K

              None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 1996.


                        NYLIFE Realty Income Partners I, L.P.


                             By:  NYLIFE Realty Inc.
                                  General Partner




                                  /S/    KEVIN M. MICUCCI
                                  ---------------------------------
                             By:         Kevin M. Micucci
                                            President
                                  (Principal Executive, Financial
                                       and Accounting Officer)