Form 10-Q/A
period 1996-06-30
NYLIFE REALTY INCOME PARTNERS I L P
filed 1996-10-17
CIK 807626

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q/A


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

Commission file number 0-16859
                       -------

                        NYLIFE REALTY INCOME PARTNERS I, L.P.
                        -------------------------------------
                (Exact name of registrant as specified in its charter)


             DELAWARE                       13-3410538
             --------                       ----------
    (State or other jurisdiction         (I.R.S. Employer
  of incorporation or organization)      Identification No.)

51 MADISON AVENUE, NEW YORK, NEW YORK            10010
-------------------------------------            -----
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (212)  576-6456
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



Balance Sheets                               Cornell       Eden Woods      NewMarket        Total
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



Operations                                   Cornell       Eden Woods      NewMarket        Total
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




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

              None

         (b) REPORTS ON FORM 8-K

              None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 17, 1996.


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