Form 10-Q
period 1996-09-30
NYLIFE REALTY INCOME PARTNERS I L P
filed 1996-11-12
CIK 807626

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

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

Registrant's telephone number, including area code (212) 576-6456
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X          No
         ---            ---

                    NYLIFE Realty Income Partners I, L.P.
                       (In The Process of Liquidation)
                             September 30, 1996


                                    INDEX
                                    -----
                                                                        PAGE NO.
                                                                        --------
Part I -  Financial Information (Unaudited)

          Item 1. Financial Statements

          Statement of Net Assets as of September 30, 1996                    3

          Balance Sheet as of December 31, 1995                               4

          Statement of Changes in Net Assets For the Period from
          July 1, 1996 through September 30, 1996                             5

          Statements of Operations for the Six Months Ended
          June 30, 1996 and For the Three and Nine Months Ended
          September 30, 1995                                                  6

          Statements of Partners' Capital (Deficit) for the Six Months
          Ended June 30, 1996 and For the Year Ended December 31, 1995        7

          Statements of Cash Flows For the Six Months Ended June 30,
          1996 and For the Nine Months Ended September 30, 1995               8

          Notes to Financial Statements                                       9

          Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                13

Part II - Other Information

          Item 2. Changes in Securities                                      16

          Item 4. Submission of  Matters to a Vote of Security Holders       16

          Item 6. Exhibits and Reports on Form 10-K                          16

          Signatures                                                         17

                     NYLIFE Realty Income Partners I, L.P.
                        (In The Process of Liquidation)
                            Statement of Net Assets
                            as of September 30, 1996
                                   (Unaudited)




ASSETS                                                             1996
                                                             ---------------
Cash and cash equivalents                                    $     799,430
Restricted cash                                                    283,392
Due from affiliates                                                 16,650
Investments in real estate joint ventures                       12,009,890
                                                              --------------

          Total assets                                        $ 13,109,362
                                                              --------------
                                                              --------------

LIABILITIES

Accrued liabilities                                                153,461
                                                              --------------
Net assets                                                    $ 12,955,901
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

                         NYLIFE Realty Income Partners I, L.P.
                            (In The Process of Liquidation)
                          Statement of Changes in Net Assets
              For the Period from July 1, 1996 through September 30, 1996
                                      (Unaudited)




                                                                   1996
                                                             ---------------

Net assets at July 1, 1996                                   $  12,715,713

Equity in income from joint venture operations                     282,525

Interest income                                                     11,328

General and administrative expenses                                (28,665)

General and administrative expenses-related party                  (25,000)
                                                             ---------------
Net increase in net assets                                         240,188
                                                             ---------------

Net assets at September 30, 1996                             $  12,955,901
                                                             ---------------
                                                             ---------------


                  The accompanying Notes to Financial Statements are
                         an integral part of these statements.

                     NYLIFE Realty Income Partners I, L.P.
                        (In The Process of Liquidation)
                           Statements of Operations
                                  (Unaudited)


                                                       Six Months         Three Months          Nine Months
                                                          Ended               Ended                Ended
                                                        June 30,          September 30,         September 30,
INCOME                                                    1996                 1995                 1995
                                                    ----------------   -------------------   -------------------
Equity in income  from joint venture operations     $          -       $          85,934     $         262,982
Interest                                                    24,269                 9,816                50,912
                                                    ----------------   -------------------   -------------------

  Total income                                              24,269                95,750               313,894
                                                    ----------------   -------------------   -------------------


EXPENSES

Equity in loss from joint venture operations             1,418,444                   -                     -
General and administrative                                  25,600                35,325                82,795
General and administrative-related party                    50,000                25,000                75,000
                                                    ----------------   -------------------   -------------------

  Total expenses                                         1,494,044                60,325               157,795
                                                    ----------------   -------------------   -------------------

    Net income (loss)                               $   (1,469,775)    $          35,425     $         156,099
                                                    ----------------   -------------------   -------------------
                                                    ----------------   -------------------   -------------------


NET INCOME (LOSS) ALLOCATED

General Partners                                    $      (14,698)    $             354     $           1,561
Limited Partners                                        (1,455,077)               35,071               154,538
                                                    ----------------   -------------------   -------------------
                                                    $   (1,469,775)    $          35,425     $         156,099
                                                    ----------------   -------------------   -------------------
                                                    ----------------   -------------------   -------------------

Net income (loss) per Unit                          $        (0.51)    $            0.01     $            0.05
                                                    ----------------   -------------------   -------------------
                                                    ----------------   -------------------   -------------------

Number of Units                                        2,833,925.5           2,833,925.5           2,833,925.5
                                                    ----------------   -------------------   -------------------
                                                    ----------------   -------------------   -------------------

                  The accompanying Notes to Financial Statements are
                         an integral part of these statements.

                     NYLIFE Realty Income Partners I, L.P.
                        (In The Process of Liquidation)
                   Statements of Partners' Capital (Deficit)
               for the Six Months Ended June 30, 1996 (Unaudited)
                   and for the Year Ended December 31, 1995



                                                                                                    Total
                                                        Limited             General               Partners'
                                                        Partners            Partners               Capital
                                                    ----------------   -------------------   -------------------
Capital (deficit) at January 1, 1995                $   18,970,789     $        (61,376)     $      18,909,413

Net income                                                 155,625                1,572                157,197

Distributions to partners                               (4,581,098)             (13,769)            (4,594,867)
                                                    ----------------   -------------------   -------------------

Capital (deficit) at December 31, 1995                  14,545,316              (73,573)            14,471,743

Net (loss)                                              (1,455,077)             (14,698)            (1,469,775)

Distributions to partners                                 (283,392)              (2,863)              (286,255)
                                                    ----------------   -------------------   -------------------

Capital (deficit) at June 30, 1996                  $   12,806,847     $        (91,134)     $      12,715,713
                                                    ----------------   -------------------   -------------------
                                                    ----------------   -------------------   -------------------


                  The accompanying Notes to Financial Statements are
                         an integral part of these statements.

                     NYLIFE Realty Income Partners I, L.P.
                        (In The Process of Liquidation)
                           Statements of Cash Flows
                                  (Unaudited)



                                                                        Six Months Ended      Nine Months Ended
                                                                          June 30, 1996       September 30, 1995
                                                                       -------------------   -------------------
Cash flows from operating activities:

Net income (loss)                                                      $      (1,469,775)    $         156,099
                                                                       -------------------   -------------------

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Equity in (income) loss from joint venture operations                      1,418,444              (262,982)
    Cash distributions from joint ventures                                           -                 262,982
    Amortization of interest and acquisition fees                                 12,544                   -

Changes in assets and liabilities:
    (Increase) in due from affiliates                                            (50,450)              (25,000)
    Decrease in other assets                                                       1,836                25,283
    Increase (decrease) in accrued liabilities                                    15,328               (23,013)
                                                                       -------------------   -------------------
      Total adjustments                                                        1,397,702               (22,730)
                                                                       -------------------   -------------------
      Net cash provided by (used in) operating activities                        (72,073)              133,369
                                                                       -------------------   -------------------

Cash flows from investing activities:
    Cash distributions from joint ventures in excess of earnings
      (return of capital)                                                       258,799              3,645,248
                                                                       -------------------   -------------------
Cash flows from financing activities:
    Distributions to partners                                                  (286,255)            (4,308,612)
                                                                       -------------------   -------------------

Net (decrease) in cash and cash equivalents                                     (99,529)              (529,995)

Cash and cash equivalents at beginning of period                                688,977              1,646,068
                                                                       -------------------   -------------------

Cash and cash equivalents at end of period                             $        589,448      $       1,116,073
                                                                       -------------------   -------------------
                                                                       -------------------   -------------------


               The accompanying Notes to Financial Statements are
                     an integral part of these statements.

                     NYLIFE REALTY INCOME PARTNERS I, L.P.
                        (IN THE PROCESS OF LIQUIDATION)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

As discussed in further detail in Note 2, on July 1, 1996, the limited partners of the Partnership approved the dissolution of the Partnership. As a result, the Partnership has changed its basis of accounting for the period subsequent to June 30, 1996, from the historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnership's assets at September 30, 1996 are reported at estimated net realizable value, and the Partnership's liabilities are presented at estimated settlement amounts.

Investments in real estate Joint Ventures at September 30, 1996 are recorded at fair value based on appraisals performed on the Joint Venture Properties, less estimated costs to sell, as of December 15, 1995 for Cornell and NewMarket and December 31, 1995 for Eden Woods. Management believes that no material changes to the fair market value of the Joint Venture Properties have occurred between the appraisal dates and September 30, 1996. For all other assets and liabilities presented on the liquidation basis of accounting, the General Partner believes that historical cost approximates fair market value. The net effect of the revaluation of the Partnership's assets and liabilities due to the adoption of the liquidation basis of accounting was a downward adjustment of $1,469,124, to the Partnership's investments in real estate joint ventures.
This amount was reported on the statements of operations for the six months ended June 30, 1996 and included in equity in loss from Joint Venture operations (Note 4).

The accompanying statements of operations, partners' capital and cash flows for the 1996 reporting period were prepared using the historical cost basis of accounting for the first six months of the year since the liquidation basis of accounting was adopted effective June 30, 1996. For the 1995 reporting periods, such statements have been presented on a historical cost basis for the three and nine months ended September 30, 1995. The balance sheet at December 31, 1995 was also prepared using the historical cost basis.

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

In coordination with the proposed settlement, the General Partners solicited the approval of the limited partners for the dissolution of the Partnership. On July 1, 1996, the expiration date for the solicitation of such consents, the limited partners of the Partnership approved the dissolution, and termination of the Partnership. NYLIFE Realty Inc., as liquidator, has commenced the process of winding up the Partnership.

Final approval of the Settlement Agreement was given by the Court on July 3, 1996. The Settlement Agreement became final on August 5, 1996, the date on which the period for appeal of the Settlement Agreement expired. Cash Payments (comprised of a Liquidation Advance and an Enhancement, as defined in the Settlement Agreement) were made by NYLIFE Realty to settling limited partners in August, September and November. Each settling limited partner granted a security interest in favor of NYLIFE Realty in his units of limited partnership interest and liquidating distributions up to the amount of the settling limited partner's Liquidation Advance to secure repayment thereof. Accordingly, liquidating distributions for settling limited partners will be first applied to repay the Liquidation Advance and any remaining liquidating distributions will be made to the partners.

Under the terms of the Settlement Agreement, each settling limited partner received a complete return of his original investment, less distributions received prior to the final settlement date. In exchange for the settlement benefits the settling limited partners released any and all claims that the settling limited partner may have had against the defendants in connection with any and all causes of action related to the Proprietary Partnerships and all activities related to the dissolution and liquidation of such partnerships.


NOTE 3 - ADOPTION OF NEW ACCOUNTING STANDARD

During the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In connection with the adoption of the liquidation basis of accounting (Note 1), the underlying Joint Venture Properties were written down to fair value less estimated costs to sell and the Partnership recorded a downward adjustment of $1,469,124 which is included in equity in loss from joint venture operations on the accompanying statement of operations for the six months ended June 30, 1996.

NOTE 4 - INVESTMENT IN REAL ESTATE JOINT VENTURES

A summary of the financial information for the Joint Ventures as of September 30, 1996 is presented below:

BALANCE SHEETS                             Cornell          Eden Woods         NewMarket         Total
                                         ------------      ------------      ------------    ------------
Land                                     $ 1,027,580       $ 1,669,758       $ 1,619,290     $ 4,316,628
Building and improvements                  9,351,928        10,196,725         9,139,411      28,688,064
Accumulated depreciation                  (3,456,645)       (3,057,122)       (3,124,496)     (9,638,263)
Other assets                                 150,060           673,654           265,045       1,088,759
Accrued liabilities                          153,128           211,453           174,175         538,756
Co-Venturer's equity                       2,716,846         4,942,254         4,823,948      12,483,048
                                         ------------      ------------      ------------    ------------
Partnership's equity in Joint Ventures   $ 4,202,949       $ 4,329,308       $ 2,901,127     $11,433,384
                                         ------------      ------------      ------------    ------------
                                         ------------      ------------      ------------    ------------

Represented by:
Partnership's equity in Joint Ventures
  at January 1, 1996                     $ 4,905,324       $ 4,798,189       $ 3,887,447     $13,590,960
Joint Venture (loss)                        (451,676)         (309,649)         (374,593)     (1,135,919)
Cash distributions                          (250,698)          (19,243)         (156,410)       (426,851)
                                         ------------      ------------      ------------    ------------
Net equity investment                      4,202,949         4,469,298         3,355,943      12,028,190

Interest                                         -             (72,377)         (300,910)       (373,287)
Acquisition fees                                 -             (73,656)         (173,260)       (246,916)
Accumulated amortization of interest
  and acquisition fees                           -              10,396            33,301          43,697
                                         ------------      ------------      ------------    ------------
Partnership's equity in Joint Ventures
  at September 30, 1996                  $ 4,202,949       $ 4,329,308       $ 2,901,127     $11,433,384
                                         ------------      ------------      ------------    ------------
                                         ------------      ------------      ------------    ------------

The following is a summary of the operations of Cornell, Eden Woods and NewMarket for the nine months ended September 30, 1996:

OPERATIONS                                 Cornell          Eden Woods         NewMarket         Total
                                         ------------      ------------      ------------    ------------
Net operating income (loss)              $   (82,157)      $  (163,340)      $   166,571     $   (78,926)
Interest income                                4,378            11,510             4,719          20,607
Effect of adoption of liquidation
  basis of accounting                       (675,016)         (506,157)       (1,026,135)     (2,207,308)
                                         ------------      ------------      ------------    ------------
Net (loss)                               $  (752,794)      $  (657,987)      $  (854,846)    $(2,265,627)
                                         ------------      ------------      ------------    ------------
                                         ------------      ------------      ------------    ------------

Net (loss) allocated:
To Co-Venturer                           $  (301,118)      $  (348,338)      $  (480,252)    $(1,129,708)
To Partnership                              (451,676)         (309,649)         (374,954)     (1,135,919)
                                         ------------      ------------      ------------    ------------
                                         $  (752,794)      $  (657,987)      $  (854,846)    $(2,265,627)
                                         ------------      ------------      ------------    ------------
                                         ------------      ------------      ------------    ------------


NOTE 5 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The following is a summary of the amounts earned by the General Partners and their Affiliates for the nine months ended September 30, 1996 and 1995 as defined in the Partnership Agreement:

                                                                      Earned for the         Earned for the
                                                 Unpaid at           nine months ended      nine months ended
                                             September 30,1996      September 30, 1996      September 30, 1995
                                             -----------------      ------------------      ------------------
Property management fees (1)                       $   -                  $103,995                $103,995
Reimbursement of general and administrative
  expenses paid the General Partners                75,000                  75,000                  75,000
                                                   -------                --------                --------
                                                   $75,000                $178,995                $178,995
                                                   -------                --------                --------
                                                   -------                --------                --------

(1) Costs associated with property management fees are borne by the Joint Ventures.

The above amounts are allocable to the General Partners and their Affiliates as follows:

                                                                      Earned for the         Earned for the
                                                 Unpaid at           nine months ended      nine months ended
                                             September 30,1996      September 30, 1996      September 30, 1995
                                             -----------------      ------------------      ------------------
NYLIFE Realty Inc. and Affiliates                 $75,000                 $ 75,000                $ 75,000
Greystone Realty Corporation (2)                      -                    103,995                 103,995
                                                  -------                 --------                --------
                                                  $75,000                 $178,995                $178,995
                                                  -------                 --------                --------
                                                  -------                 --------                --------

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

In coordination with the proposed settlement, the General Partners solicited the approval of the limited partners for the dissolution of the Partnership. On July 1, 1996, the expiration date for the solicitation of such consents, the limited partners of the Partnership approved the dissolution, and termination of the Partnership. NYLIFE Realty Inc., as liquidator, has commenced the process of winding up the Partnership.

Final approval of the Settlement Agreement was given by the Court on July 3, 1996. The Settlement Agreement became final on August 5, 1996, the date on which the period for appeal of the Settlement Agreement expired. Cash Payments (comprised of a Liquidation Advance and an Enhancement, as defined in the Settlement Agreement) were made by NYLIFE Realty to settling limited partners in August, September and November. Each settling limited partner granted a security interest in favor of NYLIFE Realty in his units of limited partnership interest and liquidating distributions up to the amount of the settling limited partner's Liquidation Advance to secure repayment thereof. Accordingly, liquidating distributions for settling limited partners will be first applied to repay the Liquidation Advance and any remaining liquidating distributions will be made to the partners.

Under the terms of the Settlement Agreement, each settling limited partner received a complete return of his original investment, less distributions received prior to the final settlement date. In exchange for the settlement benefits the settling limited partners released any and all claims that the settling limited partner may have had against the defendants in connection with any and all causes of action related to the Proprietary Partnerships and all activities related to the dissolution and liquidation of such partnerships.

LIQUIDITY AND CAPITAL RESOURCES
The Partnership's cash balance of $799,430 at September 30,1996 includes $153,461 to pay accrued liabilities, and cash generated from operations of the Joint Ventures and distributed to the Partnership.

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

RESULTS OF OPERATIONS
As a result of the limited partners approval of the dissolution of the Partnership, the Partnership has changed its basis of accounting for the period subsequent to June 30, 1996, from the historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnerships' assets at September 30, 1996 are reported at estimated net realizable value, and the Partnerships' liabilities are presented at estimated settlement amounts. The net effect of the revaluation of the Partnership's assets and liabilities due to the adoption of the liquidation basis of accounting was a downward adjustment in the second quarter of $1,469,124, to the Partnership's investments in real estate joint ventures. This amount is reported on the statement of operations for the six months ended June 30, 1996 and included in equity in loss from Joint Venture operations.

Under the liquidation basis of accounting, the Partnership's results of operations for the three months ended September 30, 1996 are presented as a component of the accompanying Statement of Changes in Net Assets.

The increase in the Partnership's net income for the three months ended September 30, 1996 as compared to the corresponding period in 1995 resulted from an increase in equity in income from Joint Venture operations. Higher income from Joint Ventures was achieved because capital assets, having been written down to their net realizable values in the second quarter, are no longer depreciated by the Joint Ventures.

Cornell's net income increased by approximately $124,000 for the three months ended September 30, 1996 compared to the corresponding 1995 period. The increase in net income was due primarily to the discontinuation of depreciation expense which more than offset an increase in real estate taxes.

Eden Woods' net income increased by approximately $166,000 for the three months ended September 30, 1996 compared to the corresponding 1995 period. The increase in net income was due primarily to the discontinuation of depreciation expense.

NewMarkets' net income increased by approximately $100,000 for the three months ended September 30,1996 compared to the corresponding 1995 period. The increase in net income was due primarily to the discontinuation of depreciation expense. Rental revenues decreased compared to the corresponding 1995 period due to a decline in rental rates. The retail market in which NewMarket is located continues to experience rapid development including the addition of new superstores. This development has led to increased price competition in the retail segment. Recognizing that high occupancy is vital to the success of the mall, management has responded to this increased price competition by lowering rental rates so existing tenants do not vacate.

Occupancy at Cornell, Eden Woods, and NewMarket was 88%, 87%, and 94%, respectively, as of September 30, 1996, as compared to 97%, 98%, and 93%, respectively, as of September 30, 1995.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Through a consent solicitation of limited partners that expired on July 1, 1996, the limited partners of the Partnership approved the proposals to dissolve and terminate the Partnership. The number of consents and abstentions with respect to each of the proposals is set forth below:

                          Affirmative          Withheld
                            Consents           Consents      Abstentions

Dissolution Proposal     2,218,726.978        44,834.587      25,991.438



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS

                None

          (b) REPORTS ON FORM 8-K

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 1996.


                                 NYLIFE Realty Income Partners I, L.P.


                                      By:  NYLIFE Realty Inc.
                                           General Partner




                                           /s/  Kevin M. Micucci
                                           ---------------------------
                                      By:       Kevin M. Micucci
                                                  President
                                            (Principal Executive, Financial
                                                and Accounting Officer)