Form 10-K405
period 1996-12-31
NYLIFE REALTY INCOME PARTNERS I L P
filed 1997-03-31
CIK 807626

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

   FOR ANNUAL AND TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

Commission file number 0-16859

                     NYLIFE REALTY INCOME PARTNERS I, L.P.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            DELAWARE                              13-3410538
---------------------------------            -------------------
  (State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)            Identification No.)

51 MADISON AVENUE, SUITE 1710, NEW YORK, N.Y.      10010
---------------------------------------------    ----------
 (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code   (212) 576-6456
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
     Yes   X      No
        -------     -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in any amendment to this Form 10-K.
     Yes   X      No
        -------     -------

State the aggregate market value of the voting equity held by non-affiliates of the Registrant. Not applicable; see "Item 5. Market for Registrant's Units and Related Unitholder Matters"

                                TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------
PART I
Item 1.   Business                                                       3
Item 2.   Properties                                                     6
Item 3.   Legal Proceedings                                              9
Item 4.   Submission of Matters to a Vote of Security Holders            9

PART II
Item 5.   Market for Registrant's Units and Related Unitholder Matters  10
Item 6.   Selected Financial Data                                       10
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   12
Item 8.   Financial Statements and Supplementary Data                   20
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                    21

PART III
Item 10.  Directors and Executive Officers of the Registrant            22
Item 11.  Executive Compensation                                        24
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                              24
Item 13.  Certain Relationships and Related Transactions                24

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K                                                    25


Signatures                                                              28

DEFINITIONS - All capitalized terms not defined herein shall have the meanings given to them in the Financial Statements attached hereto as Appendix A and in the Partnership Agreement.

                                   PART I

ITEM 1. BUSINESS

GENERAL

NYLIFE Realty Income Partners I, L.P. (the "Partnership") is a Delaware limited partnership formed on November 14, 1986. The Partnership has invested in four joint ventures (individually, a "Joint Venture," collectively, the "Joint Ventures") with New York Life Insurance Company, (a New York mutual life insurance company) (the "Co-Venturer" or "New York Life"), an Affiliate of the Partnership. Through its interest in the Joint Ventures, the Partnership acquired (on an unleveraged basis), operates, held for investment, and expects to ultimately sell, income-producing commercial properties (individually, a "Property," collectively, the "Properties").

The first two Joint Ventures were funded 60% by the Partnership and 40% by the Co-Venturer. The third Joint Venture was funded 47.06% by the Partnership and 52.94% by the Co-Venturer. The last Joint Venture was originally funded 47.09% by the Partnership and 52.91% by the Co-Venturer. However, during 1993 the Partnership and the Co-Venturer contributed additional capital of $459,375 and $1,600,163, respectively to such Joint Venture resulting in a change in ownership interests to 44.21% and 55.79%, respectively, at December 31, 1993. Additionally, in January 1994 the Co-Venturer contributed additional capital of $155,059 to such Joint Venture resulting in ownership interests of 43.82% and 56.18% for the Partnership and the Co-Venturer, respectively, at December 31, 1995. (See ITEM 2. PROPERTIES). All Joint Venture income, losses and distributions are generally apportioned pro rata between the Partnership and the Co-Venturer in proportion to their respective contributions to the Joint Ventures.

The Partnership's primary investment objectives are to (i) preserve and protect the Partnership's assets, (ii) provide quarterly distributions to partners and
(iii) provide growth of capital through appreciation of the Properties. The attainment of the Partnership's investment objectives depends on many factors, including current and future economic conditions in the United States as a whole and, in particular, in the localities in which the Properties are located and the quality of property management provided to the Joint Ventures by local property managers. Accordingly, management cannot be certain that the Partnership's investment objectives will be attained either in whole or in part.

The General Partners of the Partnership are NYLIFE Realty Inc., a Delaware corporation ("NYLIFE Realty") and an indirect, wholly-owned subsidiary of the Co-Venturer, and CNP Realty Investments Inc. ("CNP"), a Delaware corporation and a wholly-owned subsidiary of NYLIFE Realty (collectively, the "General Partners"). The conduct of the Partnership's business is controlled solely by the General Partners. NYLIFE Realty is primarily responsible for both property-related and Partnership administrative matters. A General Partners' Agreement between the General Partners (the "General Partners' Agreement") provides that a management committee (the "Investment Committee") composed of six persons, three from each General Partner, must approve all major decisions with respect to the Partnership's business. The present members of the Investment Committee are Jefferson C. Boyce, Director of NYLIFE Realty, Frank J. Ollari, Director and Vice President of Investment of NYLIFE Realty, Kevin M. Micucci, Director, President and Chief Executive Officer of NYLIFE Realty and Director, President and Chief Executive Officer of CNP. (See ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT).

The Partnership is the managing partner of each Joint Venture, responsible for management of the day-to-day operations and implementing the joint decisions of the Joint Venture's partners. Each Joint Venture agreement provides that a management committee (the "Joint Venture Management Committee") composed of two representatives from the Partnership and two representatives from the Co-Venturer, must approve all major decisions with respect to each Joint Venture's business. All such decisions require the unanimous approval of the four representatives. Such representatives are all employees of New York Life.

The offering of Units was terminated by the General Partners on June 30, 1989. As of June 30, 1989, the Partnership had raised Gross Proceeds of $28,339,255 from the sale of 2,833,925.5 Units to 3,383 Limited Partners. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides that the Partnership will continue until December 31, 2036, unless sooner terminated upon the occurrence of certain events described in the Partnership Agreement.

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

The defendants expressly denied any wrongdoing alleged in the complaint and conceded no liability or wrongdoing in connection with the sale of the Units or the structure of the Proprietary Partnerships. Nevertheless, to reduce the burden of protracted litigation, the defendants entered into a Stipulation of Settlement (the "Settlement Agreement") with the plaintiffs because in their opinion such Settlement would (i) provide substantial benefits to the Class in a manner consistent with New York Life's position that it had previously determined to wind up most of the Proprietary Partnerships, including the Partnership, through orderly liquidation as the continuation of the business no longer served the intended objectives of either the owners of interests in such Proprietary Partnerships or the defendants and to offer the investors an enhancement to the liquidating distribution they would otherwise receive and (ii) provide an opportunity to wind up such partnerships on a schedule favorable to the Class and resolve the issues raised by the lawsuit.

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

Final approval of the Settlement Agreement was given by the Court on July 3, 1996. The Settlement Agreement became final on August 5, 1996, the date on which the period for appeal of the Settlement Agreement expired. Cash Payments (comprised of a Liquidation Advance, and a Refund or Enhancement, as defined in the Settlement Agreement) were made by NYLIFE Realty to settling limited partners in August, September and November of 1996. Each settling limited partner granted a security interest in favor of NYLIFE Realty in his units of limited partnership interest and liquidating distributions up to the amount of the settling limited partner's Liquidation Advance to secure repayment thereof. Accordingly, liquidating distributions for settling limited partners will be first applied to repay the Liquidation Advance and any remaining liquidating distributions will be made to the partners. However, upon the sale of the Partnership's remaining assets, payment of the Partnership's liabilities and provision for contingent liabilities, the Partnership does not expect to have cash sufficient to repay the entire Liquidation Advance. In such a circumstance, partners would not receive any additional distributions from the Partnership nor would any partner have an obligation to repay any unpaid Liquidation Advance.

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

As of December 31, 1996, no liquidating distributions have been made to the partners.

As part of the liquidation process, the Partnership has sold its indirect interest in the Property known as Eden Woods Business Center as discussed in
ITEM 2. PROPERTIES. In addition, the Partnership has entered into an Agreement of Sale and Purchase dated February 28, 1997 for the sale of the Cornell Plaza Office Building. Subsequent to the sale of the Cornell Plaza Office Building, the Partnership's remaining asset will be its joint venture interest in NewMarket Shopping Center. The Partnership is currently actively seeking to sell such remaining property. SEE ITEM 2. PROPERTIES for further information regarding the property sales and operations.

EMPLOYEES

Neither the Partnership nor the Joint Ventures themselves have any employees.

Since January 1, 1990, property management services have been provided to the Joint Ventures by Greystone Realty Corporation ("Greystone"), an Affiliate of the Partnership and New York Life. Prior to that date, Greystone had been managing the Co-Venturer's interest in each of the Joint Ventures. Greystone has contracted with local property and leasing agents to provide property management services at each of the Properties. Local property and leasing agents are paid a property management fee by the Joint Ventures equal to a percentage of gross revenues received by them from the Properties. In addition, Greystone is paid a management fee by the Joint Ventures for their management services in accordance with the terms of the Partnership Agreement.

During the years ended December 31, 1996, 1995 and 1994, certain employees of New York Life and its Affiliates performed accounting, secretarial and administrative services for the Partnership. A portion of the costs of such services allocable to the Partnership were reimbursed by the Partnership in accordance with the Partnership Agreement.

COMPETITION

The real estate business is highly competitive, and the Partnership may experience competition for potential buyers as it is now actively seeking to sell the remaining joint venture Property. See ITEM 2. PROPERTIES for a further discussion of each of the Properties and conditions affecting their performance.

ITEM 2. PROPERTIES

GENERAL

The Partnership originally invested in four Joint Ventures in connection with the acquisition of four Properties, namely, Cornell Plaza Office Building, Parklane Office Building, Eden Woods Business Center and NewMarket Shopping Center. The Properties are described below.

DESCRIPTION OF PROPERTIES

CORNELL PLAZA OFFICE BUILDING

On March 30, 1988, the Partnership, through a Joint Venture ("Joint Venture A") with the Co-Venturer, acquired an interest in an office building known as Cornell Plaza Office Building ("Cornell") located in Blue Ash, Ohio. Joint Venture A acquired the fee simple title for a purchase price of $9,550,000, of which $5,730,000 represented the Partnership's 60% share of the purchase price, $34,964 represented the Partnership's 60% share of the Acquisition Expenses and $136,512 represents the Partnership's 100% share of Acquisition Fees. No mortgage or other indebtedness was incurred in connection with the acquisition of Cornell.

Cornell is a five-story office building containing 97,790 gross sq. ft. and 85,625 net rentable sq. ft. The building was completed in 1985 and is situated on a 5.6 acre site which provides parking for 302 cars.

The Blue Ash submarket is one of the strongest markets in the Cincinnati Area. Cornell Plaza is a class "A" building of superior quality with a stable occupancy rate and income stream.

The Cincinnati office market experienced significant improvement over 1996. Overall, occupancy averages approximately 85%, substantially at the same levels as year-end 1995. However, vacancies in the Blue Ash submarket, where Cornell is located, have declined from 14% at year-end 1995 to approximately 4% at year-end 1996. Rental rates remained relatively flat during 1996 compared to 1995 as competition for new tenants is strong.

Activity included the opening of the 220,000 sq. ft. Ohio National Life Building which included 80,000 sq. ft. of pre-leased speculative space. Ohio National Life will occupy the remaining portion of the building. Also, Cincom Systems consolidated their operations in four locations into Executive Center II in Springdale.

The Greater Cincinnati Chamber of Commerce predicts job growth in 1997 of just 1.6% as compared to 1996's rate of 1.9%. Commercial construction is expected to be approximately 13.5 million sq. ft. versus 12 million in 1996. The economy is expected to continue a steady pace of growth complemented by new business moving to the area as well as the expansion of existing companies.

The following table highlights pertinent data relating to Cornell for the years 1996, 1995 and 1994:

                                   1996           1995           1994
                                   ----           ----           ----
Occupancy rate at year end          88%            98%            98%
# of tenants at year end            18             18             22
Range of initial minimum
  lease terms                   3-10 years     3-10 years     3-10 years
Range of annual base rents
  (per sq. ft.)                $6.67-$12.95   $6.44-$12.91   $6.78-$15.45
Annual real estate taxes         $119,020       $119,020       $130,355

Generally, leases contain provisions requiring tenants to pay their pro-rata share of real estate taxes and operating expenses in addition to their annual base rent.

Pursuant to an Agreement of Sale and Purchase dated February 28, 1997, Joint Venture A is expected to sell Cornell, along with the underlying land and related improvements, to ERI Cornell, Inc., an unrelated third party, for an amount in excess of its carrying amount. The transaction is currently expected to close on or before April 3, 1997 although the closing may be extended by the agreement of the parties.

PARKLANE OFFICE BUILDING

On June 29, 1988, the Partnership, through its second Joint Venture ("Joint Venture B") with the Co-Venturer, acquired an interest in an office building known as Parklane Office Building ("Parklane") located in Brentwood, Tennessee, a suburb 10 miles south of Nashville's central business district. Joint Venture B acquired the fee title to Parklane for a purchase price of $9,600,000, of which $5,760,000 represented the Partnership's 60% share of the purchase price, $26,040 represented the Partnership's 60% share of Acquisition Expenses and $137,129 represented the Partnership's 100% share of Acquisition Fees. No mortgage or other indebtedness was incurred in connection with the purchase of Parklane.

On December 6, 1994, pursuant to a Purchase and Sale Agreement dated October 7, 1994, Joint Venture B sold Parklane, along with the underlying land and related improvements, to

Principal Mutual Life Insurance Company for $5,600,000 which was approximately 127% of its then appraised value. Subsequent to the sale, the cash reserve balance of $1,519,570 along with net sales proceeds of $5,271,847 was distributed to the Co-Venturers. In accordance with the provisions of the Partnership Agreement, the Partnership's share of such net sales proceeds was distributed entirely to the Limited Partners. Joint Venture B was liquidated in 1995.

EDEN WOODS BUSINESS CENTER

On August 23, 1988, the Partnership, through a Joint Venture ("Joint Venture C") with the Co-Venturer and NYLIFE Realty, acquired three buildings known as Eden Woods Business Center ("Eden Woods") located in Eden Prairie, Minnesota, a suburb located eight miles southwest of Minneapolis' Central Business District. Joint Venture C acquired the fee title to Eden Woods for a purchase price of $10,900,000 and paid Acquisition Fees of $46,213 and Acquisition Expenses of $53,570, resulting in a total cash investment of $10,999,783. No mortgage or other indebtedness was incurred by Joint Venture C in connection with the purchase of Eden Woods.

On December 30, 1996, pursuant to a Purchase and Sale Agreement dated November 26, 1996, Joint Venture C sold Eden Woods, along with the underlying land and related improvements, to Principal Mutual Life Insurance Company for $9,700,000 which was approximately 105% of its appraised value of $9,200,000.

NEWMARKET SHOPPING CENTER

On December 22, 1988, the Partnership, through a Joint Venture ("Joint Venture D") with the Co-Venturer, acquired a one-story retail shopping center known as NewMarket Shopping Center ("NewMarket") located in northwestern Columbus, Franklin County, Ohio. Joint Venture D acquired the fee title to NewMarket for a purchase price of $15,500,000 and paid Acquisition Expenses of $75,888 in connection with the purchase, resulting in a total cash investment of $15,575,888. During 1993, substantial structural improvements were made at NewMarket to accommodate leases with CompUSA to anchor the south end of the center and Media Play to anchor the north end. Such improvements were funded by cash flow from operations as well as capital contributions by the Partnership and the Co-Venturer during 1994 and 1995. Since the Partnership was unable to fund a portion of its required contribution, the Co-Venturer increased its contribution by the amount of the Partnership's shortfall in exchange for an increased ownership interest in the Joint Venture. During 1994, the Co-Venturer contributed $155,059 of additional capital and during 1993, the Partnership and Co-Venturer contributed $459,375 and $1,600,163 of additional capital, respectively.

NewMarket is adjacent to the interchange of Sawmill Road and Interstate 270. Sawmill Road is a heavily traveled retail corridor serving a relatively affluent area. It contains 195,522 gross sq. ft. and 172,833 net rentable sq. ft. It is an enclosed community shopping center, constructed of steel and masonry with decorative split concrete block and metal banding around the exterior walls.

The Greater Columbus region is experiencing a retail construction boom. In 1996, over 5 million square feet of space was under construction or in the approval process. This activity will increase supply by nearly 20% which will have a negative impact on rental rates. 1996 year-end vacancy rates are estimated at just under 8%, down from the year-end 1995 rate of

8.5%. Most of the recent project completions came in the form of "big box" space which has attracted tenants such as Marshall Fields, Super K-Mart, Helig-Meyers, Pep Boys, Eddie Bauer and Cub Foods. However, the area has also seen the departure of many retailers including Central Hardware, Herman's Sporting Goods and White Furniture, amongst others.

Average rental rates market wide are approximately $9.61 per sq. ft. which are slightly higher than the 1995 average of $9.36.

Retailers continue to be attracted to Columbus' strong demographics which include a highly educated workforce with good household income and a growing population base.

The following table highlights pertinent data relating to NewMarket for the years 1996, 1995 and 1994:

                                   1996             1995             1994
                                   ----             ----             ----
Occupancy rate at year end          86%              93%              96%
# of tenants at year end            22               23               25
Range of initial minimum         month to         month to        month to
  lease terms                 month-12 years   month-14 years   month-14 years
Range of annual base rents
  (per sq. ft.):
   less than 3,000 sq. ft. (1) $8.50-$75.00     $6.23-$75.00     $6.12-$63.83
   more than 3,000 sq. ft.     $5.50-$12.50     $5.88-$13.00     $4.81-$13.00
Annual real estate taxes         $178,623         $179,582         $201,957

(1) The annual base rental rates per sq. ft. for tenants occupying less than 3,000 sq. ft. include amounts for "kiosk" tenants whose monthly rents range from $750-$1,000.

Generally, lease provisions require tenants to pay their pro-rata share of common area maintenance, real estate taxes and insurance in addition to their annual base rent.

Joint Venture D has entered into a letter of intent with an unrelated third party for the sale of NewMarket.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings of the Registrant is set forth in ITEM
1. BUSINESS, which Item is incorporated in this ITEM 3 by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of limited partners of the Registrant during the fourth quarter of 1996.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

Units of the Registrant are not listed or quoted for trading on an established securities exchange, and the Registrant does not maintain a redemption plan or "matching service" to assist investors in disposing Units. As of December 31, 1996, there were 2,833,925.5 Units outstanding.

The number of investors holding Units as of December 31, 1996 was 3,057.

The Partnership Agreement provides for quarterly payments of Distributable Cash From Operations, if available. The Partnership made its initial distributions to partners subsequent to the quarter ended September 30, 1987, and as of December 31, 1996, cumulative distributions of $9,869,429 had been paid to the Limited Partners. The General Partners had previously suspended distributions to investors from the February 15, 1993 through the August 15, 1994 distribution dates. The most recent distribution of Distributable Cash From Operations was made on May 15, 1996. Distributions of cash proceeds from the sale of joint venture Properties were made, however, during 1994 and the first quarter of 1997.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the selected financial information regarding the Partnership's financial position and operating results for the five years ended December 31, 1996. This information should be read in conjunction with MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and THE FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, which are included in ITEMS 7 AND 8 of this report, respectively. Effective June 30, 1996, the Partnership changed its basis of accounting from the historical cost basis to the liquidation basis. The Partnership's results of operations are presented on a combined basis for the 1996 periods prior to and subsequent to the adoption of the liquidation basis of accounting. Therefore, the operations and balance sheet data presented by period are not comparable.

The financial position and operating results for the year ended December 31, 1996 are presented on the liquidation basis of accounting and the financial position and operating results for the four years ended December 31, 1995 are presented on the historical cost basis of accounting.

                                                      1996           1995           1994           1993           1992
                                                   -----------    -----------    -----------    -----------   -----------
Total assets at December 31 (1)                    $11,999,753    $14,565,801    $19,114,353    $18,529,965   $18,480,937
                                                   -----------    -----------    -----------    -----------   -----------
                                                   -----------    -----------    -----------    -----------   -----------

Equity in (loss) income from Joint
  Ventures (3) (4)                                 $(1,679,427)   $   248,687    $   765,893    $   311,734   $(4,686,456)
                                                   -----------    -----------    -----------    -----------   -----------
                                                   -----------    -----------    -----------    -----------   -----------
Net (loss) income - GAAP basis (2)                 $(2,401,416)   $   157,197    $   615,369    $   158,466   $(4,856,242)
                                                   -----------    -----------    -----------    -----------   -----------
                                                   -----------    -----------    -----------    -----------   -----------

Net (loss) income- Tax basis (2)                   $  (241,433)   $   486,336    $(1,155,825)   $   420,471   $   412,579
                                                   -----------    -----------    -----------    -----------   -----------
                                                   -----------    -----------    -----------    -----------   -----------

Net (loss) income allocated to partners:
To Limited Partners                                $(2,377,402)   $   155,625    $   609,215    $   156,881   $(4,807,680)
                                                   -----------    -----------    -----------    -----------   -----------
                                                   -----------    -----------    -----------    -----------   -----------
To General Partners                                $   (24,014)   $     1,572    $     6,154    $     1,585   $   (48,562)
                                                   -----------    -----------    -----------    -----------   -----------
                                                   -----------    -----------    -----------    -----------   -----------
Net (loss) income per Unit                         $      (.85)   $       .05    $       .21    $       .06   $     (1.70)
                                                   -----------    -----------    -----------    -----------   -----------
                                                   -----------    -----------    -----------    -----------   -----------

Cash generated from operations                     $ 1,657,811    $ 3,921,168    $ 1,503,302    $    71,021   $   295,680

Cash distributions to Limited Partners                 283,392      4,581,098        141,697              0             0
Cash distributions to General Partners                   2,863         13,769          1,431              0             0
                                                   -----------    -----------    -----------    -----------   -----------
Total cash distributions (5)                           286,255      4,594,867        143,128              0             0
                                                   -----------    -----------    -----------    -----------   -----------
Cash generated from operations after
  distributions to Limited Partners                $ 1,371,556    $  (659,930)   $ 1,361,605    $    71,021   $   295,680
                                                   -----------    -----------    -----------    -----------   -----------
                                                   -----------    -----------    -----------    -----------   -----------

Limited Partner cash distributions
  per Unit                                         $      0.10    $      1.62    $       .05    $       .00   $       .00
                                                   -----------    -----------    -----------    -----------   -----------
                                                   -----------    -----------    -----------    -----------   -----------
Number of Units outstanding
  at December 31                                   2,833,925.5    2,833,925.5    2,833,925.5    2,833,925.5   2,833,925.5
                                                   -----------    -----------    -----------    -----------   -----------
                                                   -----------    -----------    -----------    -----------   -----------

(1) The decrease in Total Assets resulted from write-downs of joint venture Properties and the sale of Eden Woods during 1996. See ITEM 2. PROPERTIES.

(2) The differences between GAAP and Tax basis net income are primarily the result of different methods of depreciation and rental income recognition for financial reporting and tax reporting purposes.

(3) The 1992 Equity in loss from Joint Ventures resulted from a write-down of the carrying amounts of Parklane and NewMarket to their then current appraised values. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(4) The 1996 Equity in loss from Joint Ventures resulted from a write-down of the carrying amounts of the joint venture properties to their net realizable values less costs to sell and the write-off of other related costs. See ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(5) In 1991 the General Partners decided to suspend distributions from the February 15, 1993 through the August 15, 1994 distribution dates as part of a long-term strategy to preserve the assets and maximize performance of the portfolio. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The defendants expressly denied any wrongdoing alleged in the complaint and conceded no liability or wrongdoing in connection with the sale of the Units or the structure of the Proprietary Partnerships. Nevertheless, to reduce the burden of protracted litigation, the defendants entered into a Stipulation of Settlement (the "Settlement Agreement") with the plaintiffs because in their opinion such Settlement would (i) provide substantial benefits to the Class in a manner consistent with New York Life's position that it had previously determined to wind up most of the Proprietary Partnerships, including the Partnership, through orderly liquidation as the continuation of the business no longer serves the intended objectives of either the owners of interests in such Proprietary Partnerships or the defendants and to offer the investors an enhancement to the liquidating distribution they would otherwise receive and
(ii) provide an opportunity to wind up such partnerships on a schedule favorable to the Class and resolve the issues raised by the lawsuit.

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

Final approval of the Settlement Agreement was given by the Court on July 3, 1996. The Settlement Agreement became final on August 5, 1996, the date on which the period for appeal of the Settlement Agreement expired. Cash Payments (comprised of a Liquidation Advance and an Enhancement, as defined in the Settlement Agreement) were made by NYLIFE Realty to settling limited partners in August, September and November of 1996. Each settling limited partner granted a security interest in favor of NYLIFE Realty in his units of limited partnership interest and liquidating distributions up to the amount of the settling limited partner's Liquidation Advance to secure repayment thereof. Accordingly, liquidating distributions for settling limited partners will be first applied to repay the Liquidation Advance and any remaining liquidating distributions will be made to the partners.

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

As of December 31, 1996, no liquidating distributions have been made to the partners.

As part of the liquidation process, the Partnership has sold its indirect interest in the Property known as Eden Woods Business Center as discussed in
ITEM 2. PROPERTIES. In addition, the Partnership has entered into an Agreement of Sale and Purchase dated February 28, 1997 for the sale of the Cornell Plaza Office Building. Subsequent to the sale of the Cornell Plaza Office Building, the Partnership's remaining asset will be its joint venture interest in NewMarket Shopping Center. The Partnership is currently actively seeking to sell such remaining property. SEE ITEM 2. PROPERTIES for further information regarding the property sales and operations.

LIQUIDITY AND CAPITAL RESOURCES - 1996

The Partnership's cash balance of $894,126 at December 31,1996 includes $215,681 to pay accrued liabilities, and cash generated from operations of the Joint Ventures to fund obligations of the Joint Ventures or to be distributed to the Partnership. On January 8, 1997, the Partnership received approximately $4.3 million from Joint Venture C which represented the Partnership's share of the net sale proceeds of Eden Woods.

During the process of winding up and liquidating the Joint Ventures and the Partnership, the Partnership will no longer pay any distributions to the partners. Pursuant to the terms of the Settlement Agreement, liquidating distributions paid to the settling limited partners will first be applied to repay the $12.5 million Liquidation Advance and any remaining liquidating distributions will be made to partners. However, upon the sale of the Partnership's remaining assets, payment of the Partnership's liabilities and provision for contingent liabilities, the Partnership does not expect to have cash sufficient to repay the entire Liquidation Advance. In such a circumstance, partners would not receive any additional distributions from the Partnership nor would any partner have an obligation to repay any unpaid Liquidation Advance.

The Partnership expects sufficient cash flow to be generated from its Joint Venture investments to meet its current and future operating requirements. However, if the Partnership does not have sufficient funds to meet its future operating requirements, the General Partners, at their sole discretion, may borrow money on behalf of the Partnership from unaffiliated third parties subject to the terms of the Partnership Agreement

The most recent distribution to investors was made on May 15, 1996.

RESULTS OF OPERATIONS - 1996

As a result of the limited partners' approval of the dissolution of the Partnership, the Partnership has changed its basis of accounting for the period subsequent to June 30, 1996, from the historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnerships' assets at December 31, 1996 are reported at their estimated net realizable values, and the Partnership's liabilities are presented at estimated settlement amounts. The net effect of the revaluation of the Partnership's assets and liabilities due to the adoption of the liquidation basis of accounting was a downward adjustment in the second quarter of 1996 of $2,024,587, to the Partnership's investments in real estate joint ventures. This amount is reported on the statement of operations for the six months ended June 30, 1996 and included in equity in loss from Joint Venture operations.

Under the liquidation basis of accounting, the Partnership's results of operations for the six months ended December 31, 1996 are presented as a component of the statement of changes in net assets.

Occupancy at Cornell and NewMarket was 88% and 86%, respectively, as of December 31, 1996, as compared to 97% and 93%, respectively, as of Dectember 31, 1995.

INVESTMENT IN JOINT VENTURES - 1996

NEWMARKET SHOPPING CENTER

Net operating income at New Market decreased by approximately $36,000 for the year ended December 31, 1996 as compared to the prior year resulting primarily from lower rental income due to decreased occupancy. The occupancy rate decreased from 93% at December 31, 1995 to 86% at December 31, 1996.

During 1996, three tenants, We're For Kids, Family Theatre Playhouse, and Shoe Sensation, which had occupied approximately 21,000 sq. ft., in the aggregate, did not renew their leases.

Leases aggregating approximately 8,300 sq. ft., or 5% of NewMarket's net rentable area, are due to expire during 1997. Included in such amount are Backstage Studio and Finish Line Inc. which occupy 1,687 sq. ft. and 6,604 sq. ft., respectively.


LIQUIDITY AND CAPITAL RESOURCES - 1995

The Partnership's cash and cash equivalents balance at December 31, 1995 of $688,977 includes $94,058 to pay accrued liabilities and cash generated from operations of the Joint Ventures and distributed to the Partnership.

The Partnership derived approximately 80% of its income from its equity interests in the Joint Ventures. Accordingly, the Partnership's share of cash flow from the Joint Ventures depends on the performance of the Properties.
Cash flow at the Joint Venture was used to fund tenant improvements, leasing commissions, and capital improvements, if any. Any remaining cash flow was then distributed to the Joint Ventures. The Partnership also received interest income on the balance in its restricted cash account and short-term investments.

The Partnership's only operating costs were general and administrative expenses which included audit and tax return preparation fees, printing and postage costs for quarterly and annual reports, quarterly investor statement processing, investor K-1 processing, and reimbursements to the General Partners for reimbursable expenses incurred in accordance with the Partnership Agreement. General and administrative expenses totaled $155,770 in 1995.

The Co-Venturers had determined that it was necessary to replace the HVAC system at Cornell due to its insufficient capacity and outdated technology. Accordingly, Cornell's cash flow from operations was set aside to fund such improvement. The new system was installed and operational as of April 1995. The total cost of the new system was approximately $323,000, all of which was funded entirely from Cornell's cash flow from operations. Accordingly, Cornell subsequently resumed distributions to Co-Venturers.

As discussed in ITEM 2. PROPERTIES, Lawrence Jewelry vacated Eden Woods on January 31, 1996. Accordingly, cash flow from operations at Eden Woods is being set aside to fund improvements and leasing commissions expected to be incurred in conjunction with leasing this space. Eden Woods will resume distributions to Co-Venturers after this space is leased and all applicable costs are funded.

The Properties generated adequate cash flow to fund their own operations. During the year ended December 31, 1995, Cornell, Eden Woods, and NewMarket distributed approximately $281,000, 164,000, and 352,000 to the Partnership, respectively. Additionally, the Partnership received approximately $3,301,000 of its share of Parklane's net sales proceeds and cash reserve during the quarter ended March 31, 1995. As previously discussed, Parklane was sold on December 6, 1994.

The Partnership has evaluated its cash needs and expects to make its next semi-annual distribution to investors as planned on May 15, 1996.

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

The Partnership's net income for the year ended December 31, 1995 decreased by approximately $460,000 as compared to the prior year primarily as a result of a decrease in equity in income from Joint Venture operations. Included in equity in income from Joint Venture operations for the year ended December 31, 1994 was approximately $361,000 of equity in income from Parklane, including approximately $177,000 representing the Partnership's share of the gain on the sale of Parklane on December 6, 1994. For a more detailed discussion of the operations of each Property, see INVESTMENTS IN JOINT VENTURES - 1995 below.

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

In management's opinion, except for the proposed dissolution of the Partnership as more fully discussed in Note 11 of the Notes to Financial Statements, when adopted on January 1, 1996, Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of" will not have a material adverse effect on the Partnership's financial position or results of operations. In the event of disposition, the Partnership would record an adjustment to state its investments in real estate joint ventures at their then fair market value. Subsequent increases and decreases in fair market value would be recorded currently in earnings under the liquidation method of accounting.

The effects of inflation on the Partnership are immaterial.

INVESTMENTS IN JOINT VENTURES - 1995

CORNELL PLAZA OFFICE BUILDING

Net operating income at Cornell decreased by approximately $13,000, or 2%, for the year ended December 31, 1995 as compared to the prior year. Occupancy was 98% as of December 31, 1995. Occupancy as of December 31, 1994 was also 98%. Interest income at Cornell increased by approximately $5,000 for the year ended December 31, 1995 as compared to the prior year primarily due to interest earned on the funds set aside for the new HVAC system described below. Depreciation and amortization increased by approximately $96,000 for the year ended December 31, 1995 as compared to the prior year primarily due to depreciation charges related to such HVAC system.

During 1995 one tenant, USA Mobile Communications, expanded by 3,119 sq. ft. This tenant executed a five year lease at $10.75 per sq. ft. the first three years and $11.50 thereafter.

Three tenants vacated the premises during 1995, however the USA Mobile expansion absorbed most of such vacated space. Galbreath, Cornell's managing and leasing agent, and Orion International vacated the space which USA Mobile leased. Additionally, Talent Tree did not renew its lease. Computer Associates will also be vacating its 9,000 sq. ft. space before its lease expires in March 1997. This tenant will continue to make all payments in accordance with its lease. Additionally, Chrysler, a current Cornell tenant, has expressed interest in expanding into the Computer Associates space.

A new HVAC system was installed at Cornell due to the insufficient capacity and outdated technology of the old system. Cornell's cash flow from operations had been set aside to fund such improvement. The new system was installed and operational as of April 1995. The total cost of the new system was approximately $323,000, all of which was funded entirely from Cornell's cash flow from operations. Accordingly, Cornell resumed distributions to Co-Venturers.

EDEN WOODS BUSINESS CENTER

Net operating income at Eden Woods decreased by approximately $138,000 for the year ended December 31, 1995 as compared to the prior year. Such decrease is primarily due to revenues recognized by the Property in 1994 representing the Sanborn early lease termination settlement. Eden Woods' occupancy increased from 98% at December 31, 1994 to 99% at December 31, 1995.

Approximately 35,000 additional sq. ft. was leased at Eden Woods during 1995. Three new tenants were added during the year. Trisen Systems Inc. executed a 5 year lease for 10,132 sq. ft. vacated by Micro-Net in January, 1995 with a base rent of $4.18 the first year and $5.66, $6.31, $6.94, and $8.45 the second through fifth years, respectively. Office Products of Minnesota Inc. executed a 5 year lease for 20,086 sq. ft., formerly occupied by Sanborn, with a base rent of $7.06 the first three years and $7.42 thereafter. Wilson Learning Corp. signed a three year lease for 5,186 sq. ft., vacated by Trimar in January, 1995, with a base rent of $7.05.

In addition to the new leases discussed above, one tenant, Netstar, expanded by 3,043 sq. ft.

Lawrence Jewelry did not renew its lease for 42,500 sq. ft., which expired on December 31, 1995, but insteadextended its lease for one month and vacated on January 31, 1996. One current tenant has agreed to expand into approximately half of the Lawrence Jewelry space.

NEWMARKET SHOPPING CENTER

Net operating income at New Market increased by approximately $86,000 for the year ended December 31, 1995 as compared to the prior year partially as a result of a property tax refund of approximately $52,000 received during 1995 resulting from a successful certorari of 1994's tax assessment. Also contributing to the increase in net operating income for 1995 is a decrease in repairs and maintenance expense of approximately $35,000 as compared to 1994. Minor parking lot and electrical repairs performed during 1994 comprise most of such difference. The occupancy rate decreased from 96% at December 31, 1994 to 93% at December 31, 1995.

During 1995 two tenants did not renew their leases. Elbee Shoes vacated its 4,813 sq. ft. space. Additionally, Southwest Designs informed Management of its intention to vacate the mall by January 31, 1996. The adjacent tenant, S & K Brands, which currently leases 4,030 sq. ft., intends to expand into such vacated space.

As previously reported, in 1994 Famous Footwear expanded its space and extended its lease. Their renovated space opened for business in June 1995.

Leases aggregating approximately 23,000 sq. ft., or 13% of NewMarket's net rentable area, are due to expire during 1996. Included in such amount are three month-to-month tenants: We're For Kids, Family Theatre Playhouse, and Shoe Sensation, currently occupying 6,998 sq. ft., 8,000 sq. ft. and 6,100 sq. ft., respectively.

Management plans for 1996 included retention of tenants whose leases expire in 1996, including the month-to-month tenants discussed above, and attracting one or two new shops that may act as "mini-anchors."

1994 COMPARED TO 1993

The increase in the Partnership's net income for the year ended December 31, 1994 from the year ended December 31, 1993 was primarily a result of an increase in equity in income from Joint Venture operations. Net operating income for each of the Joint Ventures increased by an aggregate 34% for the year ended December 31, 1994 over the corresponding period in 1993.

See INVESTMENTS IN JOINT VENTURES - 1994 below for a more detailed discussion of the operations of each Property. In addition, general and administrative expenses decreased approximately $7,000 for the year ended December 31, 1994 as compared to the corresponding period in 1993, resulting from a reduction in printing and postage costs for the year ended December 31, 1994 as well as an over accrual of professional fees of approximately $18,000 for the year ended December 31, 1993. The Partnership had accrued for certain professional fees in 1993 that were subsequently paid for by the Joint Ventues. Accordingly, the Partnership reversed the accrual for those expenses in 1994.

The effects of inflation on the Partnership were immaterial.

INVESTMENTS IN JOINT VENTURES - 1994

CORNELL PLAZA OFFICE BUILDING

Net operating income at Cornell increased by approximately $170,000 for the year ended December 31, 1994 as compared to the year ended December 31, 1993. Occupancy increased from 92% at December 31, 1993 to 98% at December 31, 1994. Additionally, the Partnership received a real estate tax refund of approximately $84,000 resulting from a successful appeal of the 1991 and 1992 tax assessments.

During 1994, an additional 5,458 sq. ft. of space was leased at Cornell. Two new tenants were added, while seven existing tenants expanded. JBA International and the Galbreath Company executed new leases aggregating 2,614 sq. ft. JBA International leased 1,614 sq. ft. for three years at $10.00 per sq. ft. Galbreath executed a month-to-month lease for 1,000 sq. ft. at $5.00 per sq. ft. Galbreath is Cornell's managing and leasing agent and will likely vacate their space to make way for upcoming expansions in 1995. Expansions took place during 1994 for Cincinnati Asset Management, Spencer and Spencer, Citizens Mortgage, USA Mobile Communications, Inacomp, Zaring Homes and Eaton ranging from 389 sq. ft. to 1,603 sq. ft. with average rental rates ranging from $9.00 per sq. ft. to $12.95 per sq. ft. In addition, Hitachi renewed its lease for 5,891 sq. ft. for four years at an average rental rate of $9.75 per sq. ft.

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

PARKLANE OFFICE BUILDING

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

EDEN WOODS BUSINESS CENTER

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

NEWMARKET SHOPPING CENTER

Net operating income at New Market increased by approximately $384,000 for the year ended December 31, 1994 as compared to the year ended December 31, 1993, as a result of the addition of CompUSA and Media Play in November 1993. Media Play and CompUSA comprised approximately 47% of total occupancy of NewMarket at December 31, 1994. During 1994, a full year of rental revenue was recognized from these tenants. The occupancy rate at December 31, 1994 and 1993 remained stable at 96%.

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

Two tenants, Linens 'N Things and Mr. Bulky's, vacated NewMarket during 1994. Linen 'N Things had occupied 7,200 sq. ft. Mr. Bulky's exercised a termination option in its lease and vacated its 1,843 sq. ft. In accordance with such termination option agreement, NewMarket received approximately $10,000 for reimbursement of certain improvements and leasing commissions paid with regard to the Mr. Bulky lease.

Hit or Miss renewed its lease for 3,686 sq. ft. for five years at $11.00 per sq. ft. Dress Barn also renewed its lease for 7,427 sq. ft. for five years at $12.50 per sq. ft.

Famous Footwear expanded by 3,982 sq. ft. from 5,418 sq. ft. to 9,400 sq. ft. and extended its lease on the combined space for five years at $8.50 per sq. ft.

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

As of December 31, 1994, management was also negotiating lease renewals with three other tenants with large spaces expiring during 1995. These tenants: S&K Famous Brands, The Casual Male and Dress Barn occupied 4,030 sq. ft., 2,719 sq. ft. and 7,427 sq. ft., respectively, at December 31, 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Appendix A to this report starting at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The principal business occupations during the past five years for the Directors and executive officers of NYLIFE Realty Inc. and CNP are set forth below. Messrs. Boyce, Calhoun, Micucci, Warga, Drath, Ziegler and Zuccaro hold similar positions with (i) NYLIFE Equity Inc., which is the general partner of three series of publicly offered oil and gas limited partnerships known as NYLOG I, NYLOG II and NYLOG III, and (ii) (except for Mr. Calhoun, who is an officer but not a director or manager) NYLIFE Structured Asset Management Company Ltd. ("NYLIFE SAMCO"), which has sold notes in a public offering. Messrs. Boyce, Micucci (who is also a director) and Drath hold similar positions with NYLIFE Depositary Corporation ("Depositary"), which is the General Partner of Auto Funding II, L.P., the originator of a series of trusts known as the NAFCO Auto Trusts, which has sold certificates of beneficial interest in a public offering. Messrs. Calhoun, Drath and Zuccaro are officers, but not directors, of Depositary.

In addition, Messrs. Boyce, Calhoun and Warga are directors of NYLIFE Securities Inc. ("NYLSEC"), the sales agent for the Partnership in its public offering of Units, and Messrs. Boyce, Warga, Calhoun, Micucci and Zuccaro are officers of NYLSEC. NYLIFE Realty Inc., NYLIFE Equity Inc., NYLIFE SAMCO, Depositary and NYLSEC are indirect wholly-owned subsidiaries of the Co-Venturer and CNP is a wholly owned subsidiary of NYLIFE Realty Inc.

Name                     Positions with NYLIFE Realty Inc.
----                     ---------------------------------
Kevin M. Micucci         Director, President and Chief Executive Officer
Jefferson C. Boyce       Director
Frank J. Ollari          Director and Vice President of Investment
Jay S. Calhoun           Director and Treasurer
Scott J. Drath           Vice President and Controller
Robert Ziegler           Vice President of Administration and Secretary
Thomas J. Warga          Vice President and General Auditor
Richard W. Zuccaro       Tax Vice President

KEVIN M. MICUCCI, age 37, is a Director, President and Chief Executive Officer of NYLIFE Realty Inc. and he is a Director, President and Controller of CNP. Mr. Micucci has been a Vice President in the Structured Finance Department of New York Life Insurance Company since March 1996; prior thereto, he was Corporate Vice President since March 1991, and an Assistant Vice President from July 1989. Mr. Micucci received a B.S. degree from St. John's University and is a Certified Public Accountant.

JEFFERSON C. BOYCE, age 38, is a Director of NYLIFE Realty Inc. and CNP. Mr. Boyce is a Senior Vice President of New York Life Insurance Company. Since 1994 he has been responsible for the Mutual Funds (MainStay Retail and MainStay Institutional Funds), and Structured Finance departments, as well as NYLIFE Securities Inc. In 1992, he became Chief Administrative Officer for the Pension, Mutual Funds, and Structured Finance departments, as well as the Corporate Quality, Human Resources, and Employees' Health departments. Mr. Boyce received a Bachelor of Business Administration in Finance from Baruch College and has completed the Advanced Management Program at the Harvard Business School.

FRANK J. OLLARI, age 49, is a Director and Vice President of Investment of NYLIFE Realty Inc. Mr. Ollari has been a Senior Vice President in the Mortgage Finance Department of New York Life Insurance Company since October 1989, and prior thereto was Vice President in that department since November 1985. He was a Real Estate Vice President from 1982 to 1985 and an Assistant Vice President from 1980 to 1982. Mr. Ollari received a B.B.A. degree from St. John's University.

JAY S. CALHOUN, age 40, is a Director and Treasurer of NYLIFE Realty Inc. He was named a Senior Vice President of New York Life Insurance Company in March 1997 and has been Vice President and Treasurer since November 1992. He was named Vice President and Associate Treasurer in March 1992 and, prior thereto, served as a Corporate Vice President in the Treasury Department. Mr. Calhoun received a B.A. degree from Princeton University and an M.S. degree in Business Policy from Columbia University.

SCOTT J. DRATH, age 33, has been Corporate Vice President in the Structured Finance Department of New York Life Insurance Company since May 1996. Mr. Drath was Director of Accounting for Prins Recycling Corp. from May 1995 to April 1996. Prior thereto, he was Assistant Vice President in the Structured Finance Department of New York Life Insurance Company from April 1993 and Director of Accounting from September 1991. Mr. Drath received a Bachelor of Accountancy degree from George Washington University and an M.B.A. degree in Finance from New York University.

ROBERT ZIEGLER, age 43, is a Vice President of Administration and Secretary of NYLIFE Realty Inc. Mr. Ziegler has been Vice President of New York Life Insurance Company in the Structured Finance Department since March 1996, and prior thereto was Corporate Vice President since January 1989. He was an Assistant Vice President from July 1987 to December 1988. He was a Vice President of B&D Equities Inc. and Damson Investor Services Corporation from 1986 to 1987 and was an Assistant Vice President of Citibank, N.A. from 1981 to 1986. Mr. Ziegler received a B.B.A. degree and his M.B.A. degree from Baruch College.

THOMAS J. WARGA, age 50, is a Vice President and General Auditor of NYLIFE Realty Inc. Mr. Warga was elected Vice President and General Auditor of New York Life Insurance Company May 1989. Prior to his current responsibilities, he was Associate General Auditor from 1988 to 1989 and Assistant General Auditor from 1985 to 1988. Mr. Warga received a B.S. degree from Fairfield University and an M.B.A. degree from Long Island University and is a Certified Internal Auditor, a Chartered Life Underwriter and a Chartered Financial Consultant.

RICHARD W. ZUCCARO, age 46, is Tax Vice President of NYLIFE Realty Inc. and CNP. Mr. Zuccaro has been a Vice President of New York Life Insurance Company since April 1995, and prior thereto, was a Corporate Vice President since May 1986. Prior to his current responsibilities, he was an Assistant Vice President of New York Life Insurance Company from November 1981 to May 1986. Mr. Zuccaro received a B.B.A. degree in Accounting from the University of Oklahoma.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1996, no person is known to the Registrant to be the beneficial owner of more than 5% of the Partnership's 2,833,925.5 outstanding Units. The officers and directors of NYLIFE Realty and CNP do not own any Units in the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Notes to Financial Statements on pages F-10 through F-19 and Notes to Combined Financial Statements of Joint Ventures on pages F-29 through F-33.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS:

     All financial statements required by Item 8 and this Item 14 of Form 10-K are contained in Appendix A hereto.

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

     3.   EXHIBITS:

     NUMBER AND DESCRIPTION UNDER REGULATION S-K

     The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

     (2) PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

     2.1) Agreement for Purchase and Sale of Property (All Cash) by and between NYLIFE Realty Partners I - General Partnership (C) by and through Greystone Realty Corporation, Principal Mutual Life Insurance Company and Chicago Title Insurance Company.*

     2.2) Agreement of Sale and Purchase by and between NYLIFE Realty Partners - I General Partnership (A) and ERI Cornell, Inc.**

     (3)  ARTICLES OF INCORPORATION AND BY-LAWS

     3.1) Amended and Restated Agreement of Limited Partnership ("Partnership Agreement") of the Registrant, incorporated by reference to Exhibit A to the Prospectus of Registrant dated March 2, 1987 included in Registrant's Registration Statement on Form S-11 (Reg. No. 33-10725).*

     (10) MATERIAL CONTRACTS

     10.1) Form of Partnership Agreement of NYLIFE Realty Partners I - General Partnership A (also referred to as Joint Venture Agreement) between Registrant and the Co-Venturer.*

     10.2) Partnership Formation Agreement dated June 10, 1987 between Registrant, the NYLIFE General Partner and the Co-Venturer.*

     10.3) Agreement for Sale and Purchase of Real Property, Improvements to Realty and Personal Property dated January 19, 1988 by and between Cornell Plaza Partners and NYLIFE Realty Partners I - General Partnership A, as amended, incorporated by reference to Exhibit 10E to Registrant's Registration Statement on Form S-11 (Reg. No. 33-10725).*

     10.4) Agreement for Sale and Purchase of Real Property, Improvements to Realty and Personal Property dated April 18, 1988 by and between John Hancock Mutual Life Insurance Co. and NYLIFE Realty Partners I - General Partnership B, as amended, incorporated by reference to Exhibit 10F to Registrant's Registration Statement on Form S-11 (Reg. No. 33-10725).*

     10.5) Agreement for Sale and Purchase of Real Property, Improvements to Realty and Personal Property dated June 22, 1988 by and between The Oak Associates and NYLIFE Realty Partners I - General Partnership C, as amended, incorporated by reference to Exhibit 10G to Registrant's Registration Statement on Form S-11 (Reg. No. 33-10725).*

     10.6) Agreement for Sale and Purchase of Real Property, Improvements to Realty and Personal Property dated September 13, 1988 by and between NewMarket Columbus Venture and NYLIFE Realty Partners I - General Partnership D, as amended, incorporated by reference to Exhibit 10I to Registrant's Registration Statement on Form S-11 (Reg. No. 33-10725).*

     10.7) Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners I - General Partnership A and Greystone Realty Corporation.*

     10.8) Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners I - General Partnership B and Greystone Realty Corporation.*

     10.9) Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners I - General Partnership C and Greystone Realty Corporation.*

     10.10) Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners I - General Partnership D and Greystone Realty Corporation.*

     10.11) Letter Agreement dated December 18, 1992 by and between NYLIFE Realty Partners I - General Partnership A and Greystone Realty Corporation.*

     10.12) Letter Agreement dated December 18, 1992 by and between NYLIFE Realty Partners I - General Partnership B and Greystone Realty Corporation.*

     10.13) Letter Agreement dated December 18, 1992 by and between NYLIFE Realty Partners I - General Partnership C and Greystone Realty Corporation.*

     10.14) Letter Agreement dated December 18, 1992 by and between NYLIFE Realty Partners I - General Partnership D and Greystone Realty Corporation.*

     10.15) Agreement for Purchase and Sale of Property (All Cash) by and between NYLIFE Realty Partners I - General Partnership (B) by and through Greystone Realty Corporation, Principal Mutual Life Insurance Company and Chicago Title Insurance Company.*

     (27) FINANCIAL DATA SCHEDULE**

(b)  REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1996.


*    Previously filed.
**   Filed herewith.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NYLIFE Realty Income Partners I, L.P.

                                   By:  NYLIFE Realty Inc.
                                        General Partner

     March 31, 1997                     By: /s/ Kevin M. Micucci
                                           --------------------------------
                                             Kevin M. Micucci
                                             President and Chief
                                             Executive Officer
                                        (Principal Executive, Accounting
                                             and Financial Officer)

                                   By:  CNP Realty Investments Inc.
                                        General Partner

     March 31, 1997                     By: /s/ Kevin M. Micucci
                                           --------------------------------
                                             Kevin M. Micucci
                                             President and Chief
                                             Executive Officer
                                        (Principal Executive, Accounting
                                             and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                         Title                      Date
       ---------                         -----                      ----
                           President and Chief Executive
                           Officer of NYLIFE Realty Inc
                           and President, Treasurer and
                           Director of CNP Realty Investments
                           Inc. (Principal Executive,
                           Accounting and Financial Officer)
/s/ Kevin M. Micucci                                            March 31, 1997
-------------------------
    Kevin M. Micucci

/s/ Jefferson C. Boyce     Director of NYLIFE Realty Inc.       March 31, 1997
-------------------------
    Jefferson C. Boyce

                           Vice President of Investment and
/s/ Frank J. Ollari        Director of NYLIFE Realty Inc.       March 31, 1997
-------------------------
    Frank J. Ollari

                           Vice President, Treasurer and
/s/ Jay S. Calhoun         Director of NYLIFE Realty Inc.       March 31, 1997
-------------------------
    Jay S. Calhoun

                                  APPENDIX A

                          ANNUAL REPORT ON FORM 10-K

                        ITEM 8, ITEM 14(A)(1) AND (2)

                          FINANCIAL STATEMENTS AS OF

                          DECEMBER 31, 1996 AND 1995

                     NYLIFE REALTY INCOME PARTNERS I, L.P.
                        (IN THE PROCESS OF LIQUIDATION)

Form 10-K -- Item 8, Item 14, (a)(1) and (2)

NYLIFE Realty Income Partners I, L.P.
(In the Process of Liquidation)

INDEX OF FINANCIAL STATEMENTS




                                                               PAGE NO.
                                                               --------
Report of Independent Public Accountants                         F-3

Statement of Net Assets in Liquidation
as of December 31, 1996                                          F-4

Statement of Changes in Net Assets in Liquidation
from July 1, 1996 to December 31, 1996                           F-5

Balance Sheet as of December 31, 1995                            F-6

Statements of Operations for the Six Months Ended
June 30, 1996 and For the Years Ended December 31,
1995 and 1994                                                    F-7

Statements of Changes in Partners' Capital (Deficit)
for the Six Months Ended June 30, 1996 and For the
Years Ended December 31, 1995 and 1994                           F-8

Statements of Cash Flows for the Six Months Ended
June 30, 1996 and For the Years Ended December 31,
1995 and 1994                                                    F-9

Notes to Financial Statements                                    F-10 to F-19


     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since either (1) the information required is disclosed in the financial statements and the notes thereto; (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of NYLIFE Realty Income Partners, I, L.P.

We have audited the accompanying balance sheet of NYLIFE Realty Income Partners I, L.P. (a Delaware limited partnership) (the "Partnership") as of December 31, 1995 and the related statements of operations, changes in partners' capital and cash flows for the years ended December 31, 1995 and 1994 and the statements of operations, changes in partners' capital and cash flows for the period from January 1, 1996 to June 30, 1996. In addition, we have audited the statement of net assets in liquidation as of December 31, 1996, and the related statement of changes in net assets in liquidation for the period from July 1, 1996 to December 31, 1996. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 2 to the financial statements, the limited partners of the Partnership approved a plan of liquidation on July 1, 1996, and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting for periods subsequent to June 30, 1996, from the going-concern basis to the liquidation basis. Accordingly, the carrying amounts of the remaining assets as of December 31, 1996, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 and for the period from January 1, 1996 to June 30, 1996, its net assets in liquidation as of December 31, 1996, and the changes in its net assets in liquidation for the period from July 1, 1996 to December 31, 1996 in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.


ARTHUR ANDERSEN LLP
New York, New York
March 20, 1997

                    NYLIFE Realty Income Partners I, L.P.
                    Statement of Net Assets in Liquidation
                           as of December 31, 1996





ASSETS                                                        1996
                                                           -----------

Cash and cash equivalents                                  $   894,126
Investments in real estate joint ventures                   11,105,627
                                                           -----------
          Total assets                                     $11,999,753
                                                           -----------
                                                           -----------


LIABILITIES

Accrued liabilities                                            215,681
                                                           -----------

         Net assets                                        $11,784,072
                                                           -----------
                                                           -----------











            The accompanying Notes to Financial Statements are
                    an integral part of this statement.

                     NYLIFE Realty Income Partners I, L.P.
              Statement of Changes in Net Assets in Liquidation
         For the Period from July 1, 1996 through December 31, 1996





                                                                    1996
                                                                 -----------
Net assets at July 1, 1996                                       $12,715,713

Equity in (loss) from joint venture operations                      (260,983)

Interest income                                                       23,426

General and administrative expenses                                 (100,209)

General and administrative expenses-related party                    (50,000)

Write-off of interest and acquisition fees                          (543,875)
                                                                 -----------

Net (decrease) in net assets                                        (931,641)
                                                                 -----------

Net assets at December 31, 1996                                  $11,784,072
                                                                 -----------
                                                                 -----------




            The accompanying Notes to Financial Statements are
                   an integral part of this statement.

                     NYLIFE Realty Income Partners I, L.P.
                           (a limited partnership)
                               Balance Sheet
                             December 31, 1995


ASSETS

Cash and cash equivalents                                      $   688,977
Restricted cash                                                    283,392
Investments in real estate joint ventures                       13,590,960
Other assets - net                                                   2,472
                                                               -----------

    Total assets                                               $14,565,801
                                                               -----------
                                                               -----------


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                            $    94,058
                                                               -----------

    Total liabilities                                               94,058
                                                               -----------

Partner's capital
  General Partners:
    Capital contributions                                            2,000
    Accumulated deficit                                             (9,103)
    Cumulative distributions                                       (66,470)
                                                               -----------
                                                                   (73,573)
                                                               -----------

  Limited Partners:
    Capital contributions net of public offering expenses       25,032,724
    Accumulated deficit                                           (901,371)
    Cumulative distributions                                    (9,586,037)
                                                               -----------
                                                                14,545,316
                                                               -----------

Total partners' capital                                         14,471,743
                                                               -----------

Total liabilities and partners' capital                        $14,565,801
                                                               -----------
                                                               -----------






            The accompanying Notes to Financial Statements are
                   an integral part of this statement.

                   NYLIFE Realty Income Partners I, L.P.
                          Statements of Operations


                                 Six Months
                                    Ended        Year Ended       Year Ended
                                   June 30,     December 31,     December 31,
INCOME                               1996           1995             1994
------                           ----------     ------------     ------------
Equity in income from
joint venture operations        $        --     $   248,687       $   765,893
Interest                             24,269          64,280            16,444
                                -----------     -----------       -----------

   Total income                      24,269         312,967           782,337
                                -----------     -----------       -----------

EXPENSES
--------
Equity in loss from
joint venture operations          1,418,444               -                 -
General and administrative           25,600          55,770            66,968
General and administrative-
related party                        50,000         100,000           100,000
                                -----------     -----------       -----------

   Total expenses                 1,494,044         155,770           166,968
                                -----------     -----------       -----------

      Net (loss) income         $(1,469,775)    $   157,197       $   615,369
                                -----------     -----------       -----------
                                -----------     -----------       -----------

NET (LOSS) INCOME ALLOCATED
---------------------------
General Partners                $   (14,698)    $     1,572       $     6,154
Limited Partners                 (1,455,077)        155,625           609,215
                                -----------     -----------       -----------
                                $(1,469,775)    $   157,197       $   615,369
                                -----------     -----------       -----------
                                -----------     -----------       -----------

Net (loss) income per Unit      $     (0.51)    $      0.05       $      0.21
                                -----------     -----------       -----------
                                -----------     -----------       -----------

Number of Units                 2,833,925.5     2,833,925.5       2,833,925.5
                                -----------     -----------       -----------
                                -----------     -----------       -----------












            The accompanying Notes to Financial Statements are
                  an integral part of these statements.

                    NYLIFE Realty Income Partners I, L.P.
                  Statements of Partners' Capital (Deficit)
                 for the Six Months Ended June 30, 1996 and
                    for the Year Ended December 31, 1995

                                                                        Total
                                          Limited       General       Partners'
                                          Partners      Partners      Capital
                                         -----------    --------    -----------

Capital (deficit) at January 1, 1995     $18,970,789    $(61,376)   $18,909,413

Net income                                   155,625       1,572        157,197

Distributions to partners                 (4,581,098)    (13,769)    (4,594,867)
                                         -----------    --------    -----------

Capital (deficit) at December 31, 1995    14,545,316     (73,573)    14,471,743

Net (loss)                                (1,455,077)    (14,698)    (1,469,775)

Distributions to partners                   (283,392)     (2,863)      (286,255)
                                         -----------    --------    -----------

Capital (deficit) at June 30, 1996       $12,806,847    $(91,134)   $12,715,713
                                         -----------    --------    -----------
                                         -----------    --------    -----------



               The accompanying Notes to Financial Statements are
                       an integral part of these statments.

                      NYLIFE Realty Income Partners I, L.P.
                             Statements of Cash Flows


                                                 Six Months         Year
                                                   Ended            Ended
                                                  June 30,      December 31,
                                                    1996            1995
                                                ------------    ------------
Cash flows from operating activities:

Net (loss) income                               $(1,469,775)     $   157,197
                                                -----------      -----------
Adjustments to reconcile net (loss)
 income to net cash (used in) provided
 by operating activities:
  Equity in loss (income) from joint
   venture operations                             1,418,444         (248,687)
  Cash distributions from joint ventures                  -          248,687
  Amortization of interest and acquisition
   fees                                              12,544                -

Changes in assets and liabilities:
  (Increase) in due from affiliates                 (50,450)        (100,000)
  Decrease in other assets                            1,836           25,331
  Increase (decrease) in accrued liabilities         15,328          (10,882)
                                                -----------      -----------
    Total adjustments                             1,397,702          (85,551)
                                                -----------      -----------

    Net cash (used in) provided by
     operating activities                           (72,073)          71,646
                                                -----------      -----------

Cash flows from investing activities:
  Cash distributions from joint ventures
   in excess of earnings (return of capital)        258,799        3,849,522
                                                -----------      -----------

Cash flows from financing activities:
  Distributions to partners                        (286,255)      (4,594,867)
                                                -----------      -----------

Net (decrease) in cash and cash equivalents         (99,529)        (673,699)

Cash and cash equivalents at beginning
 of period                                          688,977        1,362,676
                                                -----------      -----------

Cash and cash equivalents at end of period      $   589,448      $   688,977
                                                -----------      -----------
                                                -----------      -----------



               The accompanying Notes to Financial Statements are
                      an integral part of these statments.

                       NYLIFE REALTY INCOME PARTNERS I, L.P.
                          (IN THE PROCESS OF LIQUIDATION)
                           NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND 1995

NOTE 1 - ORGANIZATION

NYLIFE Realty Income Partners I, L.P. (the "Partnership") is a Delaware limited partnership formed on November 14, 1986. Its co-general partners are NYLIFE Realty Inc. ("Realty") and CNP Realty Investments, Inc. ("CNP"), (collectively, the "General Partners"). The Partnership was formed to enter into a series of joint ventures (individually, a "Joint Venture", collectively, the "Joint Ventures") with New York Life Insurance Company (the "Co-Venturer"), an affiliate of Realty. Each Joint Venture acquired (on an unleveraged basis), operates, held for investment, and has sold or is in the process of selling, income producing, commercial properties (individually, a "Property", collectively, the "Properties").

The Partnership is the managing partner of each Joint Venture, responsible for management of the day-to-day operations and implementing the joint decisions of the Joint Venture's partners.

Capitalized terms used in these Notes to Financial Statements, unless otherwise defined herein, shall have the meanings set forth in Section 2 of the Partnership Agreement.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As discussed in further detail in Note 3, on July 1, 1996, the limited partners of the Partnership approved the dissolution of the Partnership. As a result, the Partnership has changed its basis of accounting for the period subsequent to June 30, 1996, from the historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnership's assets at December 31, 1996 are reported at their estimated net realizable values less costs to dispose, and the Partnership's liabilities are presented at estimated settlement amounts.

It is not presently determinable whether the amounts realizable from the disposition of the remaining assets will differ materially from the amounts shown in the accompanying financial statements.

The accompanying statements of operations, partners' capital and cash flows for the 1996 reporting period were prepared using the historical cost basis of accounting for the first six months of the year since the liquidation basis of accounting was adopted effective June 30, 1996. For the years ended December 31, 1995 and 1994, such statements have been presented on a historical cost basis. The balance sheet at December 31, 1995 is also presented on the historical cost basis.

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

CASH AND CASH EQUIVALENTS

Highly liquid debt instruments (primarily consisting of commercial paper) purchased with a maturity of three months or less are considered cash equivalents and are stated at cost which approximates market value.

INVESTMENTS IN REAL ESTATE JOINT VENTURES

The Partnership accounts for its investments in real estate joint ventures using the equity method of accounting. Equity in income (loss) from Joint Venture operations is recognized as earned and cash distributions received are accounted for as a reduction of the related investment (see Note 5).

Investments in real estate Joint Ventures at December 31, 1996 are recorded at net realizable value. The fair value of Cornell was based on an appraisal performed on December 15, 1995 less estimated costs to sell. Joint Venture A has entered into a letter of intent to sell Cornell for an amount in excess of its appraised value. See Note 12 - Subsequent Events. Joint Venture C was sold on December 30, 1996 to an unrelated third party for $9,200,000. Joint Venture D has received preliminary indications of interest in NewMarket for amounts substantially less than its last appraisal. The Partnership's investment in Joint Venture D has been adjusted downward and reflects an amount consistent with the recent third party indications of interest. For all other assets and liabilities presented on the liquidation basis of accounting, the General Partner believes that historical cost approximates fair market value. The net effect of the revaluation of the Partnership's assets and liabilities due to the adoption of the liquidation basis of accounting was a downward adjustment of $2,608,667. Such amount includes write-downs of properties and related assets of $2,064,792, which is included in equity in loss from joint venture operations on the accompanying statement of operations for the six months ended June 30, 1996 and the statement of changes in net assets in liquidation for the period from July 1, 1996 to December 31, 1996, and the write-off of interest and acquisition fees of $543,875 which is included on the accompanying statement of changes in net assets in liquidation for the period from July 1, 1996 to December 31, 1996.

In connection with the dissolution of the Partnership, the Joint Ventures changed their investment strategy from a long-term hold strategy to a held for sale strategy as the Joint Ventures are actively marketing the Properties for sale.

INCOME TAXES

No provision for income taxes has been made in the financial statements since these taxes are the responsibility of the individual partners rather than the Partnership.

NOTE 3 - LIQUIDATION

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

The defendants expressly denied any wrongdoing alleged in the complaint and conceded no liability or wrongdoing in connection with the sale of the Units or the structure of the Proprietary Partnerships. Nevertheless, to reduce the burden of protracted litigation, the defendants entered into a Stipulation of Settlement (the "Settlement Agreement") with the plaintiffs because in their opinion such Settlement would (i) provide substantial benefits to the Class in a manner consistent with New York Life Insurance Company's position that it had previously determined to wind up most of the Proprietary Partnerships, including the Partnership, through orderly liquidation as the continuation of the business no longer serves the intended objectives of either the owners of interests in such Proprietary Partnerships or the defendants and to offer the investors an enhancement to the liquidating distribution they would otherwise receive and
(ii) provide an opportunity to wind up such partnerships on a schedule favorable to the Class and resolve the issues raised by the lawsuit.

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

Final approval of the Settlement Agreement was given by the Court on July 3, 1996. The Settlement Agreement became final on August 5, 1996, the date on which the period for appeal of the Settlement Agreement expired. Cash Payments (comprised of a Liquidation Advance and either a Refund or an Enhancement, as defined in the Settlement Agreement) were made by NYLIFE Realty to settling limited partners in August, September and November of 1996. Each settling limited partner granted a security interest in favor of NYLIFE Realty in his units of limited partnership interest and liquidating distributions up to the amount of the settling limited partner's Liquidation Advance to secure repayment thereof.
Accordingly, liquidating distributions for settling limited partners will be first applied to repay the Liquidation Advance and any remaining liquidating distributions will be made to the partners. However, upon the sale of the Partnership's remaining assets, payment of the Partnership's liabilities and provision for contingent liabilities, the Partnership does not expect to have cash sufficient to repay the entire Liquidation Advance. In such a circumstance, partners would not receive any additional distributions from the Partnership nor would any partner have an obligation to repay any unpaid Liquidation Advance.

Under the terms of the Settlement Agreement, each settling limited partner received a complete return of his original investment, less distributions received prior to the final Settlement date. In exchange for the Settlement benefits, the settling limited partners released any and all claims that the settling limited partner may have had against the defendants in connection with any and all causes of action related to the Proprietary Partnerships and all activities related to the dissolution and liquidation of such partnerships.

As of December 31, 1996, no liquidating distributions have been made to the partners.

As part of the liquidation process, the Partnership has sold its indirect interest in the Property known as Eden Woods Business Center as discussed in
ITEM 2. PROPERTIES. In addition, the Partnership has entered into an Agreement of Sale and Purchase dated February 28, 1997 for the sale of the Cornell Plaza Office Building. Subsequent to the sale of Cornell, the Partnership's remaining asset will be its joint venture interest in NewMarket Shopping Center. The Partnership is currently actively seeking to sell such remaining property. SEE
ITEM 2. PROPERTIES for further information regarding the property sales and operations.


NOTE 4 - THE PARTNERSHIP AGREEMENT

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

As discussed in Note 3, pursuant to the Settlement Agreement, the General Partners solicited the approval of the limited partners for the dissolution of the Partnership. On July 1, 1996, the expiration date for the solicitation of such consents, the limited partners of the Partnership approved the dissolution, and termination of the Partnership. NYLIFE Realty Inc., as liquidator, has commenced the process of winding up the Partnership. Upon approval, the settling limited partners granted NYLIFE Realty a security interest in such settling limited partners units and Liquidating Distributions up to the amount of the Liquidation Advance.


NOTE 5 - INVESTMENT IN REAL ESTATE JOINT VENTURES

Since inception, the Partnership and Co-Venturer have acquired four commercial properties, Cornell Plaza Office Building ("Cornell"), Parklane Office Building ("Parklane"), Eden Woods Business Center ("Eden Woods") and NewMarket Shopping Center ("NewMarket") through investments in Joint Ventures ("Joint Ventures A, B, C and D" respectively) as follows:

                                                       Date
                                                     Acquired
 Joint    Property                       Rentable       by         Purchase      Partnership Interest at
Venture     Name        Location          Sq. Ft.   Partnership      Price       12/31/96       12/31/95
-------   --------      --------         --------   -----------    --------      --------       --------
A (3)     Cornell      Blue Ash, OH        85,625     3/30/88      $9,550,000      60%            60%

B (1)     Parklane     Brentwood, TN      107,523     6/29/88      $9,600,000        -              -

C (2)     Eden Woods   Eden Prairie, MN   165,866     8/23/88     $10,900,000      47.06%         47.06%

D         NewMarket    Columbus, OH       172,833    12/22/88     $15,500,000      43.82%         43.82%

(1) As discussed below, Parklane was sold on December 6, 1994. Joint Venture B was liquidated in 1995.

(2)  As discussed below, Eden Woods was sold on December 30, 1996.

(3) As discussed below, Cornell is expected to be sold on or about April 3, 1997.

MINIMUM RENT PAYMENTS

Future minimum rental income to be received from non-cancelable operating leases as of December 31, 1996 for NewMarket is as follows:

                 1997                                $1,099,600
                 1998                                 1,083,341
                 1999                                   986,621
                 2000                                   889,851
                 2001                                   731,609
                 Thereafter                           3,338,008
                                                     ----------
                                                     $8,129,030
                                                     ----------
                                                     ----------

Base rent in 1996, 1995 and 1994 was $2,650,499, $2,703,146 and $3,875,542
excluding escalations, respectively.

Generally, lease terms are for 3 to 5 years and allow for increases in certain property operating expenses to be passed through to the tenants.

JOINT VENTURE A - CORNELL

During the years ended December 31, 1996 and 1995, various leasing and capital improvement costs were incurred as follows:

                                              1996          1995
                                            --------      --------
Tenant improvements                         $365,104      $ 21,663
                                            --------      --------
                                            --------      --------
Building improvements                       $      -      $314,554
                                            --------      --------
                                            --------      --------
Leasing commissions                         $      -      $ 16,882
                                            --------      --------
                                            --------      --------
Rent concessions                            $      -      $ 12,655
                                            --------      --------
                                            --------      --------

During 1996 and 1995, the Partnership received distributions from Cornell of $250,698 and $280,761, respectively.

Occupancy at Cornell decreased from 97% to 88% during 1996.

Pursuant to an Agreement of Sale and Purchase dated February 28, 1997, Joint Venture A is expected to sell Cornell, along with the underlying land and related improvements, to ERI Cornell, Inc., an unrelated third party, for an amount in excess of its carrying amount. The transaction is expected to close on or about April 3, 1997 although the closing may be extended by the agreement of the parties.

JOINT VENTURE B - PARKLANE

On December 6, 1994 pursuant to a Purchase and Sale Agreement dated October 7, 1994, Joint Venture B sold Parklane, along with the underlying land and related improvements, to Principal Mutual Life Insurance Company for $5,600,000 which represented approximately 127% of its appraised value of $4,400,000 at November 30, 1993.

JOINT VENTURE C - EDEN WOODS

On December 30, 1996, pursuant to a Purchase and Sale Agreement dated November 26, 1996, Joint Venture C sold Eden Woods, along with the underlying land and related improvements, to Principal Mutual Life Insurance Company for $9,700,000 which represents approximately 105% of its appraised value of $9,200,000 at December 31, 1995.

Joint Venture C will be liquidated during the second quarter of 1997. At such time, liquidating distributions will be paid to the Partnership and the Co-Venturer.

JOINT VENTURE D - NEWMARKET

During 1996, substantial tenant improvements were made at NewMarket to accommodate a lease with Powerhouse Gym. Such improvements were funded by cash flow from operations as well as capital contributions by the Partnership and the Co-Venturer during 1996. During

1996, the Partnership and the Co-Venturer contributed $180,556 and $231,391 of additional capital, respectively.

Occupancy at NewMarket decreased from 93% to 86% during 1996.

During 1996 and 1995 various leasing and capital improvement costs were incurred as follows:

                                              1996           1995
                                            --------       --------
Tenant improvements                         $413,163       $  4,500
                                            --------       --------
                                            --------       --------
Building improvements                       $      -       $  2,521
                                            --------       --------
                                            --------       --------
Rent concessions                            $      -       $  2,454
                                            --------       --------
                                            --------       --------

During 1996 and 1995, the Partnership received distributions from New Market of $162,752 and $352,144, respectively.

Joint Venture D has entered into a letter of intent with an unrelated third party for the sale of NewMarket.

The terms of the Partnership Agreement, dated June 10, 1987, provide that all Joint Venture income, losses and distributions, generally, will be apportioned pro-rata among the Partnership and the Co-Venturer in proportion to their respective contributions (exclusive of the Partnership's contribution for Acquisition Fees).

A summary of the condensed combined financial information for the Joint Ventures as of December 31, 1996 and 1995 is presented below:

                                                                                              1995
                                                           1996                           ------------
                                   -----------------------------------------------------   HISTORICAL
                                                     LIQUIDATION BASIS                     COST BASIS
                                   -----------------------------------------------------  ------------
                                                    EDEN                     COMBINED       COMBINED
                                     CORNELL      WOODS (1)     NEWMARKET      TOTAL          TOTAL
                                   -----------   -----------   -----------  ------------  ------------
Joint venture property             $ 7,203,088   $         -   $ 5,994,703  $ 13,197,791  $ 25,649,326
Other assets                           444,699     9,890,661       464,896    10,800,256     1,902,645
Accrued liabilities                   (464,915)     (261,654)     (226,671)     (953,240)     (553,115)
Co-Venturer's equity                (2,822,077)   (5,131,486)   (3,985,617)  (11,939,180)  (14,002,704)
                                   -----------   -----------   -----------  ------------  ------------
Partnership's equity in
  Joint Ventures                   $ 4,360,795   $ 4,497,521   $ 2,247,311  $ 11,105,627  $ 12,996,152
                                   -----------   -----------   -----------  ------------  ------------
                                   -----------   -----------   -----------  ------------  ------------

Represented by:
Partnership's net equity
investment in Joint Ventures
  at January 1                     $ 4,905,324   $ 4,804,232   $ 3,906,803  $ 13,616,359  $ 17,440,482
  Capital contributions                 63,000             -       180,556       243,556             -
  Joint Venture (loss) income         (356,831)     (124,473)   (1,198,126)   (1,679,430)      274,084
  Cash distributions                  (250,698)      (36,205)     (167,752)     (454,655)   (4,098,209)
                                   -----------   -----------   -----------  ------------  ------------
                                     4,360,795     4,643,554     2,721,481    11,725,830    13,616,357
Interest                                     -       (72,377)     (300,910)     (373,287)     (373,287)
Acquisition fees                             -       (73,656)     (173,260)     (246,916)     (246,916)
Amortization of interest and
acquisition fees (2)                         -             -             -             -        25,397
                                   -----------   -----------   -----------  ------------  ------------
Partnership's investment in
  Joint Ventures at December 31    $ 4,360,795   $ 4,497,521   $ 2,247,311  $ 11,105,627  $ 13,021,551
                                   -----------   -----------   -----------  ------------  ------------
                                   -----------   -----------   -----------  ------------  ------------

The following is a summary of the condensed combined operations of the Joint Ventures for the years ended December 31, 1996, 1995 and 1994. Such information is presented on a combined basis for the 1996 periods prior to and subsequent to the adoption of the liquidation basis of accounting.

                                                           1996                                1995          1994
                                   ------------------------------------------------------   ------------------------
                                                     LIQUIDATION BASIS                        HISTORICAL COST BASIS
                                   ------------------------------------------------------   ------------------------
                                                    EDEN                        COMBINED     COMBINED       COMBINED
                                   CORNELL (4)      WOODS       NEWMARKET        TOTAL        TOTAL          TOTAL
                                   -----------    ---------    -----------    -----------    --------     ----------
Net operating income                $ 146,350     $ 250,127    $   287,743    $   684,220    $538,467     $1,051,960
Interest income                         5,481        15,707          6,555         27,743      29,967         67,190
Effect of adoption of liquidation
 basis of accounting                 (746,549)     (744,162)    (2,890,660)    (4,381,371)          -              -
Gain on sale of property (1,3)              -       213,830              -        213,830           -        294,687
                                    ---------     ---------    -----------    -----------    ----------   ----------
Net (loss) income                   $(594,718)    $(264,498)   $(2,596,362)   $(3,455,578)   $568,434     $1,413,837
                                    ---------     ---------    -----------    -----------    ----------   ----------
                                    ---------     ---------    -----------    -----------    ----------   ----------

Net (loss) income allocated:
To Co-Venturer                      $(237,887)    $(140,025)   $(1,398,236)   $(1,776,148)   $  294,350   $  647,944
To Partnership                       (356,831)     (124,473)    (1,198,126)    (1,679,430)      274,084      765,893
                                    ---------     ---------    -----------    -----------    ----------   ----------
                                    $(594,718)    $(264,498)   $(2,596,362)   $(3,455,578)   $  568,434   $1,413,837
                                    ---------     ---------    -----------    -----------    ----------   ----------
                                    ---------     ---------    -----------    -----------    ----------   ----------

(1)  As discussed above, Eden Woods was sold on December 30, 1996.

(2) As of January 1, 1995, the Partnership commenced amortizing acquisition fees prospectively. Such amortization is recorded against the Partnership's equity in investments in Joint Ventures C and D. The remaining unamortized interest and acquisition fees were written-off in 1996 in connection with the liquidation basis of accounting.

(3)  As discussed above, Parklane was sold on December 6, 1994.

(4) As discussed above, Cornell is expected to be sold on or about April 3, 1997.

NOTE 6 - MANAGEMENT OF REAL ESTATE JOINT VENTURES

In order to provide quality asset management consistent with the goals and objectives of the Partnership, the three remaining Joint Ventures contracted with Greystone Realty Corporation ("Greystone"), an affiliate of the Co-Venturer and the General Partners, to provide property management services for the Joint Ventures. Greystone has been managing the Joint Ventures since July 1, 1989. Greystone has contracted with local property managers and leasing agents separately in accordance with the terms and conditions approved by the management of each Joint Venture.

NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The following is a summary of the amounts earned by the General Partners and their affiliates for the years ended December 31, 1996, 1995 and 1994, as defined in the Partnership Agreement:

                                        1996           1995           1994
                                      --------       --------       --------
Property management fees (1)          $138,660       $138,660       $171,972
Reimbursement of general and
  administrative expenses paid
  by the General Partner               100,000        100,000        100,000
                                      --------       --------       --------
                                      $238,660       $238,660       $271,972
                                      --------       --------       --------
                                      --------       --------       --------

The above amounts are allocable to the General Partners and their affiliates as follows:

                                      1996           1995           1994
                                    --------       --------       --------
NYLIFE Realty Inc.                  $100,000       $100,000       $100,000
Greystone Realty Corporation         138,660        138,660        171,972
                                    --------       --------       --------
                                    $238,660       $238,660       $271,972
                                    --------       --------       --------
                                    --------       --------       --------

(1) Costs associated with property management fees are borne by the Joint Ventures.


NOTE 8 - CAPITAL CONTRIBUTIONS AND ALLOCATION OF NET INCOME TO LIMITED PARTNERS

As of December 31, 1996 and 1995, the Partnership had issued 2,833,925.5 Units in exchange for an aggregate of $28,339,255 in Limited Partner capital contributions. Net income or loss and cash distributions from operations for any fiscal year shall be allocated 99% to the Limited Partners and 1% to the General Partners.

As discussed in Note 3, pursuant to the Settlement Agreement, the General Partners solicited the approval of the limited partners for the dissolution of the Partnership. On July 1, 1996, the expiration date for the solicitation of such consents, the limited partners of the Partnership approved the dissolution, and termination of the Partnership. NYLIFE Realty Inc., as liquidator, has commenced the process of winding up the Partnership.

NOTE 9 - RECONCILIATION OF NET INCOME TO TAXABLE INCOME

The following table reconciles net (loss) income for financial reporting purposes to taxable income for Federal income tax reporting purposes for the years ended 1996, 1995 and 1994. The differences are due primarily to (i) differences between the tax and financial statement basis of buildings and improvements, (ii) the depreciating of real estate on a straight-line basis for financial reporting purposes while using accelerated methods for tax reporting purposes, (iii) recognition of rental income on a straight-line basis for financial reporting purposes and based upon the contractual minimum rental payments for tax reporting purposes and (iv) the timing of the recognition of gains and losses on sale of the properites.

                                          1996         1995          1994
                                      -----------    --------    -----------
Net (loss) income for financial
 reporting purposes                   $(2,401,416)   $157,197    $   615,369
Difference between tax and
 financial statement depreciation        (118,612)    264,490        189,828
Adjustment for straight line rent         221,748      39,252         14,382
Adjustment for bad debt reserve                 -           -        (18,150)
Difference between tax and
 financial statements related
 to sales of properties                  (528,993)          -     (1,957,254)
Loss on write-down of properties
 and related assets                     2,620,765           -              -
Difference between tax and
 financial statement amortization         (34,925)     25,397              -
                                      -----------    --------    -----------
Net (loss) income for income tax
 reporting purposes                   $  (241,433)   $486,336    $(1,155,825)
                                      -----------    --------    -----------
                                      -----------    --------    -----------

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized on the accompanying financial statements, for which it is practical to estimate that value. Management believes that, due to the short term nature of cash equivalents, the carrying amounts reported on the statement of net assets in liquidation as of December 31, 1996 and the balance sheet as of December 31, 1995 approximate their fair value.

NOTE 11 - ADOPTION OF NEWLY ISSUED PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In connection with the adoption of the liquidation basis of accounting (Note 2), the underlying Joint Venture Properties were written down to their net realizable values less estimated costs to dispose and the Partnership recorded a downward adjustment totaling $2,064,792, which is included in equity in loss from joint venture operations on the accompanying statement of operations for the six months ended June 30, 1996 and the statement of changes in net assets in liquidation for the period from July 1, 1996 to December 31, 1996.

NOTE 12 - SUBSEQUENT EVENT

CORNELL

Pursuant to an Agreement of Sale and Purchase dated February 28, 1997, Joint Venture A is expected to sell Cornell, along with the underlying land and related improvements, to ERI Cornell, Inc., an unrelated third party, for an amount in excess of its carrying amount. The transaction is expected to close on or about April 3, 1997.

              CORNELL PLAZA OFFICE BUILDING, PARKLANE OFFICE BUILDING,
             EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
                        (IN THE PROCESS OF LIQUIDATION)

                         COMBINED FINANCIAL STATEMENTS

                       AS OF DECEMBER 31, 1996 AND 1995

Cornell Plaza Office Building, Parklane Office Building, Eden Woods Business Center and NewMarket Shopping Center (In the Process of Liquidation)

                  INDEX OF COMBINED FINANCIAL STATEMENTS




                                                                    PAGE NO.
                                                                    --------
Report of Independent Public Accountants                               F-22

Combined Statement of Net Assets in Liquidation
as of December 31, 1996                                                F-23

Combined Statement of Changes in Net Assets in Liquidation
from July 1, 1996 to December 31, 1996                                 F-24

Combined Balance Sheet as of December 31, 1995                         F-25

Combined Statements of Operations for the Six Months Ended
June 30, 1996 and the Years Ended December 31, 1995 and 1994           F-26

Combined Statements of Changes in Partners' Capital
for the Six Months Ended June 30, 1996 and the Years Ended
December 31, 1995 and 1994                                             F-27

Combined Statements of Cash Flows for the Six Months Ended
June 30, 1996 and the Year Ended December 31, 1995                     F-28

Notes to Combined Financial Statements                         F-29 to F-33

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of NYLIFE Realty Income Partners, I, L.P.

We have audited the accompanying combined balance sheet of Cornell Plaza Office Building, Eden Woods Business Center and NewMarket Shopping Center (all Delaware joint ventures) (collectively, the "Joint Ventures") as of December 31, 1995 and the related combined statements of operations, changes in partners' capital and cash flows for the years ended December 31, 1995 and 1994 and the combined statements of operations, changes in partners' capital and cash flows for the period from January 1, 1996 to June 30, 1996. In addition, we have audited the combined statement of net assets in liquidation as of December 31, 1996, and the related combined statement of changes in net assets in liquidation for the period from July 1, 1996 to December 31, 1996. These financial statements are the responsibility of the general partner of NYLIFE Realty Income Partners I, L.P. (the "Partnership"). Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the combined financial statements, the limited partners of the Partnership approved a plan of liquidation on July 1, 1996, and the Partnership and the Joint Ventures commenced liquidation shortly thereafter. As a result, the Partnership and the Joint Ventures have changed their basis of accounting for periods subsequent to June 30, 1996, from the going-concern basis to the liquidation basis. Accordingly, the carrying amounts of the remaining assets as of December 31, 1996, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Cornell Plaza Office Building, Eden Woods Business Center and NewMarket Shopping Center as of December 31, 1995 and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, and for the period from January 1, 1996 to June 30, 1996, its net assets in liquidation as of December 31, 1996, and the changes in its net assets in liquidation for the period from July 1, 1996 to December 31, 1996 in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.

ARTHUR ANDERSEN LLP
New York, New York
March 20, 1997

                            CORNELL PLAZA OFFICE BUILDING,
               EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
                   COMBINED STATEMENT OF NET ASSETS IN LIQUIDATION
                               AS OF DECEMBER 31, 1996





                                                             1996
                                                       --------------
ASSETS

Property held for disposition                          $   13,197,791

Cash and cash equivalents                                  10,721,539

Other assets                                                   78,717
                                                       --------------

Total assets                                           $   23,998,047
                                                       --------------
                                                       --------------

LIABILITIES

Accrued real estate taxes                                     211,103

Accrued liabilities                                           742,137
                                                       --------------

Total liabilities                                             953,240
                                                       --------------

Net Assets                                             $   23,044,807
                                                       --------------
                                                       --------------

                  The accompanying Notes to Financial Statements are
                        an integral part of this statement.

                            CORNELL PLAZA OFFICE BUILDING,
               EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
              COMBINED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              FOR THE PERIOD FROM JULY 1, 1996 THROUGH DECEMBER 31, 1996





                                                             1996
                                                       --------------
Net assets at July 1, 1996                             $   24,267,654

Rental income                                               2,184,088

Interest income                                                13,733

Operating expenses                                           (796,689)

Real estate taxes                                            (369,786)

Gain on sale of property                                      213,830

Revision to estimated sales value of property              (2,468,023)
                                                       --------------
Decrease in net assets                                     (1,222,847)
                                                       --------------
Net Assets at December 31, 1996                        $   23,044,807
                                                       --------------
                                                       --------------




                  The accompanying Notes to Financial Statements are
                        an integral part of this statement.

               CORNELL PLAZA OFFICE BUILDING, PARKLANE OFFICE BUILDING,
               EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
                                COMBINED BALANCE SHEET
                                  DECEMBER 31, 1995

                                                             1995
                                                       --------------
ASSETS

Investment property                                    $   25,649,326

Cash and cash equivalents                                     789,631

Deferred leasing costs - net                                  786,511

Other assets                                                  326,503
                                                       --------------

     Total assets                                      $   27,551,971
                                                       --------------
                                                       --------------


LIABILITIES AND PARTNERS' CAPITAL

Accrued real estate taxes                                 $   298,602

Accrued liabilities                                           254,513

Partners' capital                                          26,998,856
                                                       --------------

     Total liabilities and partners' capital           $   27,551,971
                                                       --------------
                                                       --------------


                  The accompanying Notes to Financial Statements are
                        an integral part of this statement.

           CORNELL PLAZA OFFICE BUILDING, PARKLANE OFFICE BUILDING (NOTE 4),
               EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
                          COMBINED STATEMENTS OF OPERATIONS


                                                       Six Months    For the Year   For the Year
                                                          Ended         Ended          Ended
                                                         June 30,     December 31,   Decmber 31,
                                                           1996           1995           1994
                                                       -------------  -------------  ------------
INCOME

Rental Income                                              1,665,144   $   4,286,900  $   5,817,251

Interest                                                      14,010          29,967         67,190
                                                        ------------    ------------   ------------

  Total income                                             1,679,154       4,316,867      5,884,441

EXPENSES

Operating                                                    828,199       1,495,365      2,194,574

Real estate taxes                                            370,105         616,120        786,738

Depreciation and amortization                                800,237       1,636,948      1,783,979
                                                        ------------    ------------   ------------

  Total expenses                                           1,998,541       3,748,433      4,765,291
                                                        ------------    ------------   ------------

  (Loss) income before gain on sale of property and
  effect of adoption of liquidation basis of accounting     (319,387)         568,434      1,119,150

Gain on sale of property                                           -               -        294,687

Effect of adoption of liquidation basis of accounting    (1,913,344)               -              -
                                                        ------------    ------------   ------------
  Net (loss) income                                      (2,232,731)         568,434      1,413,837
                                                        ------------    ------------   ------------
                                                        ------------    ------------   ------------






                  The accompanying Notes to Financial Statements are
                        an integral part of these statements.

           CORNELL PLAZA OFFICE BUILDING, PARKLANE OFFICE BUILDING (NOTE 4),
               EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
                 COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                        FOR THE SIX MONTHS ENDED JUNE 30, 1996
                 AND FOR THE YEARS ENDED DECEMBER 31, 1995, AND 1994


                                                New York           NY LIFE
                                                  Life              Realty              Total
                                                Insurance           Income             Partners'
                                                 Company        Partners I, L.P.       Capital
                                               -------------    ----------------     --------------
Capital at January 1, 1994                    $  17,147,352       $  17,622,786       $  34,770,138

Capital contributions                               155,059                  -              155,059

Net income                                          647,944             765,893           1,413,837

Distributions to partners                        (1,303,960)         (1,568,400)         (2,872,360)
                                              -------------       -------------       -------------

Capital at December 31, 1994                     16,646,395          16,820,279          33,466,674

Net income                                          294,351             274,083             568,434

Distributions to partners                        (2,938,043)         (4,098,209)         (7,036,252)
                                              -------------       -------------       -------------

Capital at December 31, 1995                     14,002,703          12,996,153          26,998,856

Net (loss)                                       (1,093,723)         (1,139,008)         (2,232,731)

Distributions to partners                          (239,673)           (258,798)           (498,471)
                                              -------------       -------------       -------------

Capital at June 30, 1996                      $  12,669,307       $  11,598,347       $  24,267,654
                                              -------------       -------------       -------------
                                              -------------       -------------       -------------





                  The accompanying Notes to Financial Statements are
                        an integral part of these statements.

                            CORNELL PLAZA OFFICE BUILDING,
               EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
                          COMBINED STATEMENTS OF CASH FLOWS

                                                                                                     For the Year
                                                                                    For the             Ended
                                                                               Six Months Ended       December 31,
                                                                                 June 30, 1996           1995
                                                                               -----------------   ----------------
Cash flows from operating activities:

Net (loss) income                                                               $   (2,232,731)     $      568,434

Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
     Effect of adoption of the liquidation basis of accounting                       1,913,344                   -
     Depreciation and amortization                                                     800,237           1,638,948

  Changes in assets and liabilities:
     Increase in deferred leasing costs                                                      -            (126,782)
     Decrease in other assets                                                          238,996             253,884
     Decrease in accrued real estate taxes                                            (148,336)            (33,710)
     (Decrease) increase in accrued liabilities                                         67,314            (103,492)
                                                                                 -------------       -------------

     Total adjustments                                                               2,871,555           1,626,848
                                                                                 -------------       -------------

       Net cash provided by operating activities                                       638,824           2,195,282
                                                                                 -------------       -------------

Cash flows from investing activities:

     Investments in property                                                           (70,154)           (556,894)
                                                                                 -------------       -------------

       Net cash (used in) investing activities                                         (70,154)           (556,894)
                                                                                 -------------       -------------

Cash flows from financing activities:

     Distributions to partners                                                        (498,471)         (7,036,252)
                                                                                 -------------       -------------

       Net cash (used in) financing activities                                        (498,471)         (7,036,252)
                                                                                 -------------       -------------

Net increase (decrease) in cash and cash equivalents                                    70,199          (5,397,864)

Cash and cash equivalents at beginning of period                                       789,631           6,187,495
                                                                                 -------------       -------------

Cash and cash equivalents at end of period                                      $      859,830      $      789,631
                                                                                 -------------       -------------
                                                                                 -------------       -------------



                  The accompanying Notes to Financial Statements are
                        an integral part of these statements.

           CORNELL PLAZA OFFICE BUILDING, PARKLANE OFFICE BUILDING,
           EDEN WOODS BUSINESS CENTER AND NEWMARKET SHOPPING CENTER
                        (IN THE PROCESS OF LIQUIDATION)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF COMBINATION

Cornell Plaza Office Building ("Cornell"), Parklane Office Building ("Parklane"), Eden Woods Business Center ("Eden Woods") and NewMarket Shopping Center ("NewMarket") (individually, a "Property", collectively, the "Properties") are commercial real estate properties acquired by four separate joint ventures (the "Joint Ventures"). As of December 31, 1996, Cornell and NewMarket are owned 60% and 43.82%, respectively, by NYLIFE Realty Income Partners I, L.P. (the "Partnership"). The remaining equity interests are held by New York Life Insurance Company (the "Co-Venturer") an affiliate of NYLIFE Realty Inc. (the "NYLIFE General Partner"), a co-general partner of the Partnership. The Properties were acquired on March 30, June 29, August 23, and December 22, 1988, respectively. Parklane and Eden Woods were sold on December 6, 1994 and December 30, 1996, respectively. See Note 4 "The Properties" for a further discussion of the sales. The accompanying combined financial statements include the individual accounts of the Properties, as all four entities are affiliated under common ownership.

On July 1, 1996, the limited partners of the Partnership approved the dissolution of the Partnership. As a result, each Joint Venture has changed its basis of accounting for the period subsequent to June 30, 1996, from the historical cost basis to the liquidation basis. Under the liquidation basis of accounting, each Joint Venture's assets at December 31, 1996 are reported at their estimated net realizable values, and each Joint Venture's liabilities are presented at estimated settlement amounts.

It is not presently determinable whether the amounts realizable from the disposition of the remaining assets will differ materially from the amounts shown in the accompanying combined financial statements.

CASH AND CASH EQUIVALENTS

Highly liquid debt instruments (primarily consisting of commercial paper) purchased with a maturity of three months or less are considered cash equivalents and are stated at cost which approximates market value.

RENTAL INCOME

Prior to June 30, 1996, rental income was recognized on a straight-line basis over the related lease terms. Pursuant to the adoption of the liquidation basis of accounting, these amounts were written off during 1996 and rental income is currently recorded when due, pursuant to the tenant leases. Escalation rents and other charges which, pursuant to the terms of the related leases, have been billed or are billable to tenants, are included in rental income and are recorded on the accrual basis of accounting.

DEFERRED LEASING COSTS

As an inducement to execute a lease, the Properties may offer incentives such as rent abatements. Prior to June 30, 1996, these costs and other direct lease costs, such as leasing commissions, were classified as deferred leasing costs and were amortized on a straight-line basis over the terms of the related leases. Pursuant to the adoption of the liquidation basis of accounting, these amounts were written off during 1996.

BUILDINGS AND IMPROVEMENTS

The buildings were carried at their original cost, including acquisition fees and expenses plus capital expenditures and improvements since acquisition, less property value write-downs, and prior to June 30, 1996, were depreciated over an estimated useful life of 31.5 years on a straight-line basis. Building improvements were recorded at cost and prior to June 30, 1996, were depreciated on a straight-line basis over the remaining life of the building. Tenant improvements were recorded at cost and prior to June 30, 1996, were amortized over the terms of the related leases. Expenditures for maintenance and repairs which do not extend the useful life of the building are expensed.

Pursuant to the adoption of the liquidation basis of accounting, buildings, building improvements and tenant improvements were not depreciated subsequent to June 30, 1996 as the Properties were written down to their net realizable values less estimated costs to sell.

In connection with the dissolution of the Partnership, the Joint Ventures changed their investment strategy from a long-term hold strategy to a held for sale strategy as the Joint Ventures are actively marketing the Properties for sale. The Properties are presented as property held for disposition on the accompanying combined statement of net assets in liquidation as of December 31, 1996.

INCOME TAXES

No provision for income taxes is made in the accompanying combined financial statements since these taxes are the responsibility of the individual partners rather than the Joint Ventures.

NOTE 2 - MINIMUM RENT PAYMENTS

Future minimum rental income to be received from non-cancellable operating leases as of December 31, 1996 for NewMarket is as follows:

                        1997                    $1,099,600
                        1998                     1,083,341
                        1999                       986,621
                        2000                       889,851
                        2001                       731,609
                        Thereafter               3,338,008
                                                ----------
                                                $8,129,030
                                                ----------
                                                ----------

Base rent in 1996, 1995 and 1994 was $2,650,499, $2,703,146 and $3,875,542
excluding escalations, respectively.

Generally, lease terms are for 3 to 5 years and allow for increases in certain property operating expenses to be passed through to the tenants.

NOTE 3 - RELATED PARTY TRANSACTIONS

Property management fees of $138,660, $138,660 and $171,972 were paid by the Properties to Greystone Realty Corporation ("Greystone") during 1996, 1995 and 1994, respectively. Greystone is an affiliate of the Co-Venturer which provides property management services to the Joint Ventures.

NOTE 4 - THE PROPERTIES

The terms of the Partnership Formation Agreement, dated June 10, 1987, provide that all Joint Venture income, losses and distributions generally will be apportioned pro-rata among the Partnership and the Co-Venturer in proportion to their respective contributions (exclusive of the Partnership's contribution for Acquisition Fees).

At December 31, 1996 and 1995, the partners' equity and ownership interests in each of the Joint Ventures are as follows:

                                          DECEMBER 31, 1996                                   DECEMBER 31, 1995
                          ------------------------------------------------    ------------------------------------------------
                              THE CO-VENTURER           THE PARTNERSHIP          THE CO-VENTURER            THE PARTNERSHIP
   JOINT     PROPERTY     ----------------------    ----------------------    ----------------------    ----------------------
  VENTURE      NAME         EQUITY      INTEREST      EQUITY      INTEREST      EQUITY      INTEREST      EQUITY      INTEREST
  -------   -----------   ----------    --------    ----------    --------    ----------    --------    ----------    --------
      A     Cornell       $2,822,077     40%        $4,360,795     60%        $3,185,096      40%       $4,905,324     60%

  (1) C     Eden Woods    $5,131,485     52.94%     $4,497,521     47.06%     $5,312,239      52.94%    $4,658,199     47.06%

      D     NewMarket     $3,985,620     56.18%     $2,247,311     43.82%     $5,505,368      56.18%    $3,432,630     43.82%

At December 31, 1996 and 1995, the aggregate carrying amounts of the Properties are as follows:

                    DECEMBER 31, 1996                        DECEMBER 31, 1995
                    -----------------            ------------------------------------------
                    LIQUIDATION BASIS                       HISTORICAL COST BASIS
                    -----------------            ------------------------------------------
                         PROPERTY
                         HELD FOR                INVESTMENT     ACCUMULATED       CARRYING
PROPERTY                DISPOSITION               PROPERTY      DEPRECIATION       AMOUNT
--------------         ------------              -----------    ------------    -----------
Cornell                $ 7,203,088              $10,969,645    $(3,202,942)    $ 7,766,703
Eden Woods (1)                   -               12,148,109     (2,802,780)      9,345,329
NewMarket                5,994,703               11,440,658     (2,903,364)      8,537,294
                       -----------              -----------    -----------     -----------
                       $13,197,791              $34,558,412    $(8,909,086)    $25,649,326
                       -----------              -----------    -----------     -----------
                       -----------              -----------    -----------     -----------

(1)  As discussed below, Eden Woods was sold on December 30, 1996.

CORNELL

During 1996 and 1995, various leasing and capital improvement costs were incurred as follows:

                                          1996          1995
                                        --------      --------
             Tenant improvements        $365,104      $ 21,663
                                        --------      --------
                                        --------      --------
             Building improvements      $      -      $314,554
                                        --------      --------
                                        --------      --------
             Leasing commissions        $      -      $ 16,882
                                        --------      --------
                                        --------      --------
             Rent concessions           $      -      $ 12,655
                                        --------      --------
                                        --------      --------

During 1996 and 1995, the Partnership received distributions from Cornell of $250,698 and $280,761, respectively.

Pursuant to an Agreement of Sale and Purchase dated February 28, 1997, Joint Venture A is expected to sell Cornell, along with the underlying land and related improvements, to ERI Cornell, Inc., an unrelated third party, for an amount in excess of its carrying amount. The transaction is expected to close on or about April 3, 1997 although the closing may be extended by the agreement of the parties.

PARKLANE

On December 6, 1994, pursuant to a Purchase and Sale Agreement dated October 7, 1994, Joint Venture B sold Parklane, along with the underlying land and related improvements, to Principal Mutual Life Insurance Company for $5,600,000 which represented approximately 127% of its appraised value of $4,400,000 at November 30, 1993. Joint Venture B was liquidated in 1995.

EDEN WOODS

On December 31, 1996, pursuant to a Purchase and Sale Agreement dated November 26, 1996, Joint Venture C sold Eden Woods, along with the underlying land and related improvements, to Principal Mutual Life Insurance Company $9,700,000 which represents approximately 105% of its appraised value of $9,200,000 at December 31, 1995.

Joint Venture C will be liquidated during the second quarter of 1997. At such time, liquidating distributions will be paid to the Partnership and the Co-Venturer.

NEWMARKET

During 1996, substantial tenant improvements were made at NewMarket to accommodate a lease with Powerhouse Gym. Such improvements were funded by cash flow from operations as well as capital contributions by the Partnership and the Co-Venturer during 1996. During 1996, the Partnership and the Co-Venturer contributed $180,556 and $231,391 of additional capital, respectively.

Occupancy at NewMarket decreased from 93% to 86% during 1996.

During 1996 and 1995 various leasing and capital improvement costs were incurred as follows:

                                          1996          1995
                                        --------       ------
             Tenant improvements        $413,163       $4,500
                                        --------       ------
                                        --------       ------
             Building improvements      $      -       $2,521
                                        --------       ------
                                        --------       ------
             Rent concessions           $      -       $2,454
                                        --------       ------
                                        --------       ------

During 1996 and 1995, the Partnership received distributions from New Market of $167,752 and $352,144, respectively.

Joint Venture D has entered into a letter of intent with an unrelated third party for the sale of NewMarket.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized on the accompanying financial statements, for which it is practical to estimate that value. Management believes that, due to the short term nature of cash equivalents, the carrying amounts reported on the combined statement of net assets in liquidation as of December 31, 1996 and the balance sheet as of December 31, 1995 approximate their fair value.

NOTE 6 - ADOPTION OF NEWLY ISSUED PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In connection with the adoption of the liquidation basis of accounting (Note 1), the underlying Properties were written down to net realizable values less estimated costs to dispose. Such downward adjustment totaling $4,381,367 is included in effect of adoption of the liquidation basis of accounting on the accompanying combined statement of operations for the six months ended June 30, 1996 and in revision to estimated sales value of property on the accompanying statement of changes in net assets in liquidation for the period July 1, 1996 to December 31, 1996.

NOTE 7 - SUBSEQUENT EVENT

CORNELL

Pursuant to an Agreement of Sale and Purchase dated February 28, 1997, Joint Venture A is expected to sell Cornell, along with the underlying land and related improvements, to ERI Cornell, Inc., an unrelated third party, for an amount in excess of its carrying amount. The transaction is expected to close on or about April 3, 1997 although the closing may be extended by the agreement of the parties.

                               LIST OF EXHIBITS

EXHIBIT                          DESCRIPTION
-------                          -----------

 2.1) Agreement for Purchase and Sale of Property (All Cash) by and between NYLIFE Realty Partners I - General Partnership (C) by and through Greystone Realty Corporation, Principal Mutual Life Insurance Company and Chicago Title Insurance Company.*

 2.2) Agreement of Sale and Purchase by and between NYLIFE Realty Partners - I General Partnership (A) and ERI Cornell, Inc.**

 3.1) Amended and Restated Agreement of Limited Partnership ("Partnership Agreement") of the Registrant, incorporated by reference to Exhibit A to the Prospectus of Registrant dated March 2, 1987 included in Registrant's Registration Statement on Form S-11 (Reg. No. 33-10725).*

10.1) Form of Partnership Agreement of NYLIFE Realty Partners I - General Partnership A (also referred to as Joint Venture Agreement) between Registrant and the Co-Venturer.*

10.2) Partnership Formation Agreement dated June 10, 1987 between Registrant, the NYLIFE General Partner and the Co-Venturer.*

10.3) Agreement for Sale and Purchase of Real Property, Improvements to Realty and Personal Property dated January 19, 1988 by and between Cornell Plaza Partners and NYLIFE Realty Partners I - General Partnership A, as amended, incorporated by reference to Exhibit 10E to Registrant's Registration Statement on Form S-11 (Reg. No. 33-10725).*

10.4) Agreement for Sale and Purchase of Real Property, Improvements to Realty and Personal Property dated April 18, 1988 by and between John Hancock Mutual Life Insurance Co. and NYLIFE Realty Partners I - General Partnership B, as amended, incorporated by reference to Exhibit 10F to Registrant's Registration Statement on Form S-11 (Reg. No. 33-10725).*

10.5) Agreement for Sale and Purchase of Real Property, Improvements to Realty and Personal Property dated June 22, 1988 by and between The Oak Associates and NYLIFE Realty Partners I - General Partnership C, as amended, incorporated by reference to Exhibit 10G to Registrant's Registration Statement on Form S-11 (Reg. No. 33-10725).*

10.6) Agreement for Sale and Purchase of Real Property, Improvements to Realty and Personal Property dated September 13, 1988 by and between NewMarket Columbus Venture and NYLIFE Realty Partners I - General Partnership D, as amended, incorporated by reference to Exhibit 10I to Registrant's Registration Statement on Form S-11 (Reg. No. 33-10725).*

10.7) Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners I - General Partnership A and Greystone Realty Corporation.*

10.8) Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners I - General Partnership B and Greystone Realty Corporation.*

10.9) Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners I - General Partnership C and Greystone Realty Corporation.*

10.10) Letter Agreement dated March 25, 1992 by and between NYLIFE
       Realty Partners I - General Partnership D and Greystone Realty Corporation.*

10.11) Letter Agreement dated December 18, 1992 by and between NYLIFE
       Realty Partners I - General Partnership A and Greystone Realty Corporation.*

10.12) Letter Agreement dated December 18, 1992 by and between NYLIFE
       Realty Partners I - General Partnership B and Greystone Realty Corporation.*

10.13) Letter Agreement dated December 18, 1992 by and between NYLIFE
       Realty Partners I - General Partnership C and Greystone Realty Corporation.*

10.14) Letter Agreement dated December 18, 1992 by and between NYLIFE
       Realty Partners I - General Partnership D and Greystone Realty Corporation.*

10.15) Agreement for Purchase and Sale of Property (All Cash) by and between NYLIFE Realty Partners I - General Partnership (B) by and through Greystone Realty Corporation, Principal Mutual Life Insurance Company and Chicago Title Insurance Company.*

(27) FINANCIAL DATA SCHEDULE**

-----------------
*    Previously filed.
**   Filed herewith.