Form 10-Q
period 1997-03-31
NYLIFE REALTY INCOME PARTNERS I L P
filed 1997-05-13
CIK 807626

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              ------------------------

Commission file number 0-16859
                       -------

                        NYLIFE Realty Income Partners I, L.P.
                        -------------------------------------
                (Exact name of registrant as specified in its charter)

                   Delaware                                13-3410538
                   --------                                ----------
        (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)                  Identification No.)

51 Madison Avenue, New York, New York                           10010
----------------------------------------                        -----
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

    Yes X          No
        -              --

    Yes X          No
        -              --

                        NYLIFE Realty Income Partners I, L.P.
                           (In the Process of Liquidation)
                                    March 31, 1997



                                        INDEX



                                                                       Page No.
                                                                       --------

Part I -      Item 1.  Financial Information (Unaudited)

              Statement of Net Assets in Liquidation as of
              March 31, 1997 and December 31, 1996                        3

              Statement of Changes in Net Assets in Liquidation
              as of March 31, 1997                                        4

              Statements of Operations for the Three
              Months Ended March 31, 1996                                 5

              Statements of Partners' Capital (Deficit) for the
              Three Months Ended March 31, 1996 and for the
              Year Ended December 31, 1995                                6

              Statements of Cash Flows for the Three Months
              Ended March 31, 1996                                        7

              Notes to Financial Statements                               8

              Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              11

Part II -     Other Information                                          13

              Item 6.  Exhibits and Reports on Form 8-K

              Signatures                                                 14

                        NYLIFE Realty Income Partners I, L.P.
                       Statements of Net Assets in Liquidation




                                                           March 31, 1997         December 31, 1996
                                                         -----------------        -----------------
Assets                                                      (unaudited)
------
Cash and cash equivalents                                $       4,930,711        $         894,126
Capital contribution receivable - General Partner                   53,000                     -
Investments in real estate joint ventures                        6,558,556               11,105,627
                                                         -----------------        -----------------

     Total assets                                        $      11,542,267        $      11,999,753
                                                         -----------------        -----------------
                                                         -----------------        -----------------


Liabilities
-----------

Accrued liabilities                                                138,245                  215,681
                                                         -----------------        -----------------

     Net assets                                          $      11,404,022        $      11,784,072
                                                         -----------------        -----------------
                                                         -----------------        -----------------





                  The accompanying Notes to Financial Statements are
                         an integral part of this statement.

                        NYLIFE Realty Income Partners I, L.P.
                  Statement of Changes in Net Assets in Liquidation
              For the Period from January 1, 1997 through March 31, 1997





                                                                  1997
                                                           ------------------
                                                               (unaudited)

Net assets at January 1, 1997                              $       11,784,072

Equity in (loss) from joint venture operations                       (415,684)

Interest income                                                        52,634

Capital contribution receivable - General Partner                      53,000

General and administrative expenses                                   (70,000)
                                                           ------------------

Net (decrease) in net assets                                         (380,050)
                                                           ------------------

Net assets at March 31, 1997                               $       11,404,022
                                                           ------------------
                                                           ------------------



                  The accompanying Notes to Financial Statements are
                         an integral part of this statement.

                        NYLIFE Realty Income Partners I, L.P.
                               Statement of Operations




                                                          Three Months Ended
                                                            March 31, 1996
                                                         --------------------
Income                                                        (unaudited)
------

Equity in income from joint venture operations           $             61,116
Interest                                                               12,924
                                                         --------------------

     Total income                                                      74,040
                                                         --------------------


Expenses
--------

General and administrative                                             25,600
General and administrative-related party                               25,000
                                                         --------------------

   Total expenses                                                      50,600
                                                         --------------------

      Net income                                         $             23,440
                                                         --------------------
                                                         --------------------


Net income allocated
--------------------

General Partners                                         $                234
Limited Partners                                                       23,206
                                                         --------------------
                                                         $             23,440
                                                         --------------------
                                                         --------------------


Net income per Unit                                      $               0.01
                                                         --------------------
                                                         --------------------


Number of Units                                                   2,833,925.5
                                                         --------------------
                                                         --------------------




                  The accompanying Notes to Financial Statements are
                        an integral part of these statements.

                        NYLIFE Realty Income Partners I, L.P.
                      Statements of Partners' Capital (Deficit)
                for the Three Months Ended March 31, 1996 (unaudited)
                       and for the Year Ended December 31, 1995



                                                                                                   Total
                                                          Limited             General            Partners'
                                                          Partners            Partners            Capital
                                                       --------------      --------------     ---------------
Capital (deficit) at January 1, 1995                   $   18,970,789      $      (61,376)    $    18,909,413

Net income                                                    155,625               1,572             157,197

Distributions to partners                                  (4,581,098)            (13,769)         (4,594,867)
                                                       --------------      --------------     ---------------

Capital (deficit) at December 31, 1995                     14,545,316             (73,573)         14,471,743

Net income                                                     23,206                 234              23,440
                                                       --------------      --------------     ---------------

Capital (deficit) at March 31, 1996                    $   14,568,522      $      (73,339)    $    14,495,183
                                                       --------------      --------------     ---------------
                                                       --------------      --------------     ---------------




                  The accompanying Notes to Financial Statements are
                        an integral part of these statements.

                        NYLIFE Realty Income Partners I, L.P.
                               Statement of Cash Flows


                                                           Three Months Ended
                                                             March 31, 1996
                                                           ------------------
                                                               (unaudited)
Cash flows from operating activities:

Net income                                                 $           23,440
                                                           ------------------

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Equity in income from joint venture operations                    (61,116)
    Cash distributions from joint ventures                             61,116

  Changes in assets and liabilities:
    Decrease in other assets                                              323
    Increase in due to affiliates                                      25,000
    Decrease in accrued liabilities                                    (8,847)
                                                           ------------------
     Total adjustments                                                 16,476
                                                           ------------------
     Net cash provided by operating activities                         45,916
                                                           ------------------

Cash flows from investing activities:
    Cash distributions from joint ventures in excess of
     earnings (return of capital)                                      93,876
                                                           ------------------

Net increase in cash and cash equivalents                             139,792

Cash and cash equivalents at beginning of period                      688,977
                                                           ------------------

Cash and cash equivalents at end of period                 $          828,769
                                                           ------------------
                                                           ------------------




                  The accompanying Notes to Financial Statements are
                        an integral part of these statements.

                        NYLIFE REALTY INCOME PARTNERS I, L.P.
                           (IN THE PROCESS OF LIQUIDATION)
                            NOTES TO FINANCIAL STATEMENTS
                                    MARCH 31, 1997
                                     (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

On July 1, 1996, the limited partners of the Partnership approved the dissolution of the Partnership. As a result, the Partnership has changed its basis of accounting for the period subsequent to June 30, 1996, from the historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnership's assets at March 31, 1997 are reported at estimated net realizable value, and the Partnership's liabilities are presented at estimated settlement amounts.

Investments in real estate Joint Ventures at March 31, 1997 are recorded at fair value based on the December 15, 1995 appraisal of Cornell, and a letter of intent between the Partnership and an unrelated third party for the sale of NewMarket, less estimated costs to sell. For all other assets and liabilities presented on the liquidation basis of accounting, the General Partner believes that historical cost approximates fair market value.

It is not presently determinable whether the amounts realizable from the disposition of the remaining assets will differ materially from the amounts shown in the accompanying financial statements.

The accompanying statements of operations, partners' capital and cash flows for the 1996 reporting period were prepared using the historical cost basis of accounting for the first six months of 1996 since the liquidation basis of accounting was adopted effective June 30, 1996.

The accompanying financial statements include the accounts of the Partnership including its investments in NYLIFE Realty Partners I - General Partnership A (Cornell), General Partnership C (Eden Woods), and General Partnership D (NewMarket) (collectively, the "Joint Ventures") to which the equity method of accounting has been applied.

The summarized financial information contained herein is unaudited, however, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of financial information have been included. The accompanying financial statements and related notes should be read in conjunction with the Partnership's 1996 Annual Report on Form 10-K.

Capitalized terms used in these Notes to Financial Statements, unless otherwise defined herein, shall have the meanings set forth in the Partnership Agreement.

NOTE 2 - INVESTMENT IN REAL ESTATE JOINT VENTURES

A summary of the condensed combined financial information for the Joint Ventures as of March 31, 1997 is presented below:


                                                                            March 31, 1997
                                              -------------------------------------------------------------------------
                                                                      Eden                                  Combined
                                               Cornell (1)          Woods (2)           NewMarket             Total
                                              -------------       -------------       -------------       -------------
Joint venture property                        $   6,546,691       $        -          $   6,002,905       $  12,549,596
Other assets                                        254,147             565,750             365,317           1,185,214
Accrued liabilities                                 (64,142)               -               (176,695)           (240,837)
Co-Venturer's equity                             (2,643,607)           (333,398)         (3,958,412)         (6,935,417)
                                              -------------       -------------       -------------       -------------
Partnership's equity in
    Joint Ventures                            $   4,093,089       $     232,352       $   2,233,115       $   6,558,556
                                              -------------       -------------       -------------       -------------
                                              -------------       -------------       -------------       -------------

Represented by:
Partnership's net equity
investment in Joint Ventures
    at January 1                              $   4,360,795       $   4,643,554       $   2,721,481       $  11,725,830
    Capital contributions                             -                    -                135,746             135,746
    Joint Venture (loss) income                    (267,706)              1,964            (149,942)           (415,684)
    Cash distributions                                -              (4,267,133)               -             (4,267,133)
                                              -------------       -------------       -------------       -------------
                                                  4,093,089             378,385           2,707,285           7,178,759
Interest                                              -                 (72,377)           (300,910)           (373,287)
Acquisition fees                                      -                 (73,656)           (173,260)           (246,916)
                                              -------------       -------------       -------------       -------------
Partnership's investment in
    Joint Ventures at March 31                $   4,093,089       $     232,352       $   2,233,115       $   6,558,556
                                              -------------       -------------       -------------       -------------
                                              -------------       -------------       -------------       -------------

The following is a summary of the condensed combined operations of the Joint Ventures for the three months ended March 31, 1997:


                                                                            March 31, 1997
                                              -------------------------------------------------------------------------
                                                                      Eden                                  Combined
                                               Cornell (1)          Woods (2)           NewMarket             Total
                                              -------------       -------------       -------------       -------------
Net operating income                               $371,588       $         -              $215,691       $     587,279
Interest income                                       1,737               4,173               2,131               8,041
Write-down of assets to be liquidated              (819,501)                -              (560,000)         (1,379,501)
                                              -------------       -------------       -------------       -------------
Net income (loss)                                 ($446,176)      $       4,173           ($342,178)     ($     784,181)
                                              -------------       -------------       -------------       -------------
                                              -------------       -------------       -------------       -------------

Net income (loss) allocated:
To Co-Venturer                                    ($178,470)      $       2,209           ($192,236)     ($     368,497)
To Partnership                                     (267,706)              1,964            (149,942)     (      415,684)
                                              -------------       -------------       -------------       -------------
                                                  ($446,176)      $       4,173           ($342,178)     ($     784,181)
                                              -------------       -------------       -------------       -------------
                                              -------------       -------------       -------------       -------------

(1)  Cornell was sold on April 11, 1997.
(2)  Eden Woods was sold on December 30, 1996.

NOTE 3 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The following is a summary of the amounts earned by the General Partners and their affiliates for the three months ended March 31, 1997 and 1996, as defined in the Partnership Agreement:

                                                        1997        1996
                                                        ----        ----
Property management fees (1)                           $24,380     $34,665
Reimbursement of general and administrative
  expenses paid by the General Partner                     -        25,000
                                                      --------    --------
                                                      $ 24,380    $ 59,665
                                                      --------    --------
                                                      --------    --------

The above amounts are allocable to the General Partners and their affiliates as follows:

                                                        1997        1996
                                                        ----        ----
NYLIFE Realty Inc.                                    $    -      $ 25,000
Greystone Realty Corporation                            24,380      34,665
                                                      --------    --------
                                                      $ 24,380    $ 59,665
                                                      --------    --------
                                                      --------    --------

(1) Costs associated with property management fees are borne by the Joint Ventures.


NOTE 4 - SUBSEQUENT EVENT

Pursuant to an Agreement of Sale and Purchase dated February 28, 1997, Joint Venture A sold Cornell, along with the underlying land and related improvements, to ERI Cornell, Inc., an unrelated third party, for $7,500,000 in cash. The transaction closed on April 11, 1997. After selling costs and other closing adjustments, Joint Venture A received approximately $6,500,000 in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDATION
As of March 31, 1997, no liquidating distributions have been made to the partners.

As part of the liquidation process, on April 11, 1997, the Partnership sold its indirect interest in the Property known as the Cornell Plaza Office Building. The Partnership's remaining asset is its joint venture interest in NewMarket Shopping Center. The Partnership is currently actively seeking to sell such remaining property and has entered into a letter of intent with an unrelated third party for the sale of such property. The sale is anticipated to close before May 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES - 1997
The Partnership's cash balance of $4,931,711 at March 31,1997 includes $138,245 to pay accrued liabilities, cash generated from operations of the Joint Ventures and the Partnership's share of the net sale proceeds of Eden Woods.

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

The Partnership expects sufficient cash flow to be generated from its Joint Venture investments to meet its current and future operating requirements. However, if the Partnership does not have sufficient funds to meet its future operating requirements, the General Partners, in their sole discretion, may borrow money on behalf of the Partnership from unaffiliated third parties subject to the terms of the Partnership Agreement.

The most recent distribution to investors was made on May 15, 1996.

RESULTS OF OPERATIONS - 1997
As a result of the limited partners' approval of the dissolution of the Partnership, the Partnership has changed its basis of accounting for the period subsequent to June 30, 1996, from the historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnership's assets at March 31, 1997 are reported at their estimated net realizable values, and the Partnership's liabilities are presented at estimated settlement amounts.

Under the liquidation basis of accounting, the Partnership's results of operations for the three months ended March 31, 1997 are presented as a component of the statement of changes in net assets.

Occupancy at Cornell and NewMarket was 88% and 86%, respectively, as of March 31, 1997, as compared to 95% and 91%, respectively, as of March 31, 1996.

INVESTMENT IN JOINT VENTURES - 1997

CORNELL PLAZA OFFICE BUILDING
Net operating income at Cornell increased by approximately $344,000 for the quarter ended March 31, 1997 as compared to the corresponding 1996 quarter.
Upon the adoption of the liquidation basis of accounting on June 30, 1996, the joint venture discontinued depreciation of its capital assets. The year to year increase in net operating income reflects the dicontinuance of depreciation expense. As mentioned above, the occupancy rate decreased from 95% at March 31, 1996 to 88% at March 31, 1997.

As mentioned above in "LIQUIDATION," on April 11, 1997, the Partnership sold its indirect interest in Cornell.

NEWMARKET SHOPPING CENTER
Net operating income at New Market increased by approximately $133,000 for the quarter ended March 31, 1997 as compared to the corresponding 1996 quarter.
Upon the adoption of the liquidation basis of accounting on June 30, 1996, the joint venture discontinued depreciation of its capital assets. The year to year increase in net operating income reflects the dicontinuance of depreciation expense. As mentioned above, the occupancy rate decreased from 91% at March 31, 1996 to 86% at March 31, 1997.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              A list of exhibits required by Item 601 of Regulation S-K and filed as part of the report is set forth in the Index to Exhibits.

         (b)  REPORTS ON FORM 8-K

              The Partnership filed a report on Form 8-K dated January 14, 1997, which is incorporated herein by reference. The contents of the report are as follows:

              Disposition by NYLIFE Realty Partners - I - General Partnership C on December 30, 1996 of the Eden Woods Business Center.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 1997.


                                  NYLIFE Realty Income Partners I, L.P.


                                       By:  NYLIFE Realty Inc.
                                            General Partner




                                            /s/     Kevin M. Micucci
                                            -----------------------------------
                                       By:          Kevin M. Micucci
                                            President, Principal Executive,
                                            Financial and Accounting Officer)

                                INDEX TO EXHIBITS


  EXHIBIT                          DESCRIPTION
  -------                          -----------

     2.1)   Agreement for Purchase and Sale of Property (All Cash) by and
     between NYLIFE Realty Partners I - General Partnership (C) by and through Greystone Realty Corporation, Principal Mutual Life Insurance Company and Chicago Title Insurance Company.*

     2.2)   Agreement of Sale Purchase by and between NYLIFE Realty Partners - I
     General Partnership (A) and ERI Cornell, Inc.*

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

     10.8) Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners I - General Partnership B and Greystone Realty Corporation.*

     10.9) Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners I - General Partnership C and Greystone Realty Corporation.*

     10.10) Letter Agreement dated March 25, 1992 by and between NYLIFE Realty Partners I - General Partnership D and Greystone Realty Corporation.*

     10.11) Letter Agreement dated December 18, 1992 by and between NYLIFE Realty Partners I - General Partnership A and Greystone Realty Corporation.*

     10.12) Letter Agreement dated December 18,1992 by and between NYLIFE Realty Partners I - General Partnership B and Greystone Realty Corporation.*

     10.13) Letter Agreement dated December 18, 1992 by and between NYLIFE Realty Partners I - General Partnership C and Greystone Realty Corporation.*

     10.14) Letter Agreement dated December 18, 1992 by and between NYLIFE Realty Partners I - General Partnership D and Greystone Realty Corporation.*

     10.15) Agreement for Purchase and Sale of Property (All Cash) by and between NYLIFE Realty Partners I - General Partnership (B) by and through Greystone Realty Corporation, Principal Mutual Life Insurance Company and Chicago Title Insurance Company.*

     10.16) Agreement for Purchase and Sale of Property (All Cash) dated November 26, 1996 by and among NYLIFE Realty Partners I - General Partnership (C) (by and through its authorized agent, Greystone Realty Corporation), Principal Mutual Life Insurance Company and Chicago Title Insurance Company (as Escrow Agent).*

     10.17) Agreement of Sale and Purchase dated February 28, 1997 by and between NYLIFE Realty Partners I - General Partnership (A) and
     ERI Cornell, Inc.*

     (27)   Financial Data Schedule. **

*    Previously filed.
**   Filed herewith.