Form 10-Q
period 1997-06-30
NYLIFE REALTY INCOME PARTNERS I L P
filed 1997-07-17
CIK 807626

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

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

                      NYLIFE Realty Income Partners I, L.P.
                                  June 30, 1997
                              (Date of Liquidation)


                                      INDEX



                                                                        Page No.
                                                                        --------


Part I -  Item 1.  Financial Information (Unaudited)

          Statement of Changes in Net Assets in Liquidation
          as of June 30, 1997 (Date of Liquidation)                       3

          Statements of Operations for the Six
          Months Ended June 30, 1996                                      4

          Statements of Partners' Capital (Deficit) for the Period
          from January 1, 1996 to June 30, 1996                           5

          Statements of Cash Flows for the Six Months
          Ended June 30, 1996                                             6

          Notes to Financial Statements                                   7

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  10

Part II - Other Information                                              11

          Item 6.  Exhibits and Reports on Form 8-K

          Signatures                                                     12

                      NYLIFE Realty Income Partners I, L.P.
                Statement of Changes in Net Assets in Liquidation
   For the Period from January 1, 1997 to June 30, 1997 (Date of Liquidation)




                                                                    1997
                                                               -------------
                                                                 (unaudited)

Net assets at January 1, 1997                                  $ 11,784,072

Equity in (loss) from joint venture operations                     (357,734)

Gain on liquidation of joint ventures                               493,766

Interest income                                                      97,869

Capital contribution - General Partner                               98,643

General and administrative expenses                                 (53,193)

Liquidating distribution to partners                            (12,063,423)
                                                               -------------

Net (decrease) in net assets                                    (11,784,072)
                                                               -------------

Net assets at June 30, 1997                                    $          -
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

                      NYLIFE Realty Income Partners I, L.P.
                             Statement of Operations



                                                              Six Months Ended
                                                                June 30, 1996
                                                              ----------------
INCOME                                                           (unaudited)


Interest                                                      $      24,269
                                                              -------------
   Total income                                                      24,269
                                                              -------------


EXPENSES

Equity in loss from joint venture operations                      1,418,444
General and administrative                                           25,600
General and administrative-related party                             50,000
                                                              -------------

   Total expenses                                                 1,494,044
                                                              -------------

      Net (loss)                                               $ (1,469,775)
                                                              -------------
                                                              -------------


NET (LOSS) ALLOCATED

General Partners                                              $     (14,698)
                                                              -------------
Limited Partners                                                 (1,455,077)
                                                              -------------
                                                              $  (1,469,775)
                                                              -------------
                                                              -------------


Net (loss) per Unit                                           $       (0.51)
                                                              -------------
                                                              -------------


Number of Units                                                 2,833,925.5
                                                              -------------
                                                              -------------




               The accompanying Notes to Financial Statements are
                      an integral part of these statements.

                      NYLIFE Realty Income Partners I, L.P.
                    Statements of Partners' Capital (Deficit)
        for the Period from January 1, 1996 to June 30, 1996 (unaudited)





                                                                                                       Total
                                                              Limited             General            Partners'
                                                             Partners            Partners             Capital
                                                       ---------------     ---------------     ---------------
Capital (deficit) at January 1, 1996                   $    14,545,316     $       (73,573)    $    14,471,743

Net (loss)                                                  (1,455,077)            (14,698)         (1,469,775)

Distributions to partners                                     (283,392)             (2,863)           (286,255)
                                                       ---------------     ---------------     ---------------

Capital (deficit) at June 30, 1996                     $    12,806,847     $       (91,134)    $    12,715,713
                                                       ---------------     ---------------     ---------------
                                                       ---------------     ---------------     ---------------







               The accompanying Notes to Financial Statements are
                      an integral part of these statements.

                      NYLIFE Realty Income Partners I, L.P.
                             Statement of Cash Flows


                                                              Six Months Ended
                                                                June 30, 1996
                                                              ----------------
                                                                 (unaudited)


Cash flows from operating activities:

Net (loss)                                                    $  (1,469,775)
                                                              -------------

Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Equity in income from joint venture operations              1,418,444
      Amortization of interest and acquisition fees                  12,544


Changes in assets and liabilities:
      (Increase) in due to affiliates                               (50,450)
      Decrease in other assets                                        1,836
      Increase in accrued liabilities                                15,328
                                                              -------------
         Total adjustments                                        1,397,702
                                                              -------------

         Net cash (used in) operating activities                    (72,073)
                                                              -------------

Cash flows from investing activities:
   Cash distributions from joint ventures in excess of
      earnings (return of capital)                                  258,799
                                                              -------------

Net (decrease) in cash and cash equivalents                        (286,255)

Cash and cash equivalents at beginning of period                    688,977
                                                              -------------

Cash and cash equivalents at end of period                    $     598,448
                                                              -------------
                                                              -------------



               The accompanying Notes to Financial Statements are
                      an integral part of these statements.

                      NYLIFE REALTY INCOME PARTNERS I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                              (DATE OF LIQUIDATION)


NOTE 1 - BASIS OF PRESENTATION

On July 1, 1996, the limited partners of the Partnership approved the dissolution of the Partnership. As a result, the Partnership changed its basis of accounting for the period subsequent to June 30, 1996, from the historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnership's assets at July 1, 1996 and thereafter were reported at estimated net realizable value, and the Partnership's liabilities were presented at estimated settlement amounts.

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

NOTE 2 - LIQUIDATION

During the quarter ended June 30, 1997, the Partnership made liquidating distributions of $12,063,423. The entire amount was paid to NYLIFE Inc. as a repayment of a portion of the Liquidation Advance pursuant to the Settlement. Accordingly, no additional amounts were available nor do any partners have an obligation to repay any portion of the unpaid Liquidation Advance.


NOTE 3 - INVESTMENT IN REAL ESTATE JOINT VENTURES

DISPOSITION OF ASSETS
Pursuant to an Agreement of Sale and Purchase dated February 28, 1997, Joint Venture A sold Cornell, along with the underlying land and related improvements, to ERI Cornell, Inc., an unrelated third party, for $7,500,000 in cash. The transaction closed on April 11, 1997. After selling costs and other closing adjustments, Joint Venture A received approximately $6,500,000 in cash.

On June 3, 1997, Joint Venture D sold NewMarket, along with the underlying land and related improvements, to NewMarket Acquisitions Limited, an unrelated third party, for $6,200,000 in cash. After selling costs and other closing adjustments, Joint Venture D received approximately $5,800,000 in cash.

The following is a summary of the condensed combined operations of the Joint Ventures for the six months ended June 30, 1997:

                                                                               June 30, 1997
                                                  ----------------------------------------------------------------------
                                                                         Eden                                  Combined
                                                  Cornell (1)          Woods (2)         NewMarket (3)           Total
                                                  -----------          ---------         -------------         --------

Net operating income                              $  404,674          $    -              $  404,701          $  809,375
Interest and other income                              3,616              17,138               2,713              23,467
Loss on sale of property                               -                   -                (119,144)           (119,144)
Write-down of assets to be liquidated               (819,501)              -                (560,000)         (1,379,501)
                                                  ----------          ----------          ----------          ----------
Net income (loss)                                  ($411,211)         $   17,138         ($  271,730)        ($  665,803)
                                                  ----------          ----------          ----------          ----------
                                                  ----------          ----------          ----------          ----------

Net income (loss) allocated:
To Co-Venturer                                     ($164,484)         $    9,073         ($  152,658)        ($  298,069)
To Partnership                                      (246,727)              8,065            (119,072)           (357,734)
                                                  ----------          ----------          ----------          ----------
                                                   ($411,211)         $   17,138         ($  271,730)        ($  665,803)
                                                  ----------          ----------          ----------          ----------
                                                  ----------          ----------          ----------          ----------


(1)  Cornell was sold on April 11, 1997.
(2)  Eden Woods was sold on December 30, 1996.
(3)  NewMarket was sold on June 3, 1997.

NOTE 4 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The following is a summary of the amounts earned by the General Partners and their affiliates for the six months ended June 30, 1997 (Date of Liquidation) and 1996, as defined in the Partnership Agreement:


                                                       1997           1996
                                                       ----           ----
Property management fees (1)                        $ 35,964       $ 69,330
Reimbursement of general and administrative
  expenses paid by the General Partner                  -            50,000
                                                    --------       --------
                                                    $ 35,964       $119,330
                                                    --------       --------
                                                    --------       --------

The above amounts are allocable to the General Partners and their affiliates as follows:

                                                       1997           1996
                                                       ----           ----
NYLIFE Realty Inc.                                  $   -          $ 50,000
Greystone Realty Corporation                          35,964         69,330
                                                    --------       --------
                                                    $ 35,964       $119,330
                                                    --------       --------
                                                    --------       --------

(1) Costs associated with property management fees are borne by the Joint Ventures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
As described in Note 3 to the financial statements, all remaining assets of the Partnership, consisting of the Cornell Plaza Office Building owned by the Cornell Joint Venture and the NewMarket Shopping Center owned by the NewMarket Joint Venture, were sold in the quarter ended June 30, 1997.

As described in Note 2 to the financial statements, during the quarter ended June 30, 1997, the Partnership made liquidating distributions of $12,063,423. The entire amount was paid to NYLIFE Inc. as a repayment of a portion of the Liquidation Advance pursuant to the Settlement. Accordingly, no additional amounts were available nor do any partners have an obligation to repay any portion of the unpaid Liquidation Advance.

The Partnership has no further business operations and has been liquidated.

RESULTS OF OPERATIONS - 1997
As a result of the limited partners' approval of the dissolution of the Partnership, the Partnership changed its basis of accounting for the period subsequent to June 30, 1996, from the historical cost basis to the liquidation basis.

Under the liquidation basis of accounting, the Partnership's results of operations for the six months ended June 30, 1997 are presented as a component of the statement of changes in net assets.

INVESTMENT IN JOINT VENTURES - 1997

CORNELL PLAZA OFFICE BUILDING
Net operating income at Cornell increased by approximately $414,000 for the six months ended June 30, 1997 as compared to the corresponding 1996 period. Upon the adoption of the liquidation basis of accounting on June 30, 1996, the joint venture discontinued depreciation of its capital assets. The year to year increase in net operating income reflects the discontinuance of depreciation expense. The property was sold on April 11, 1997.

NEWMARKET SHOPPING CENTER
Net operating income at New Market increased by approximately $287,000 for the six monthe ended June 30, 1997 as compared to the corresponding 1996 period. Upon the adoption of the liquidation basis of accounting on June 30, 1996, the joint venture discontinued depreciation of its capital assets. The year to year increase in net operating income reflects the discontinuance of depreciation expense. The property was sold on June 3, 1997.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

                    None

          (b)  REPORTS ON FORM 8-K

               The Partnership filed reports on Form 8-K dated April 18, 1997 and June 12, 1997, which are incorporated herein by reference. The contents of the reports are as follows:

               Disposition by NYLIFE Realty Partners - I - General Partnership A on April 11, 1997 of Cornell Plaza Office Building.

               Disposition by NYLIFE Realty Partners - I - General Partnership D on June 3, 1997 of NewMarket Shopping Center.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 17, 1997.


                              NYLIFE Realty Income Partners I, L.P.


                                   By:  NYLIFE Realty Inc.
                                        General Partner



                                        /s/  Kevin M. Micucci
                                        ---------------------------------------
                                   By:       Kevin M. Micucci
                                             President, Principal Executive,
                                             Financial and Accounting Officer)